Form 10-Q
period 2025-06-30
Origin Investment Corp I
filed 2025-08-14
CIK 2044523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

Commission File Number: 001-42732

ORIGIN INVESTMENT CORP I
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CapitaGreen, Level 24, 138 Market St Singapore	043946
(Address of principal executive offices)	(Zip Code)

+65 7825-5768

(Registrant’s telephone number, including area code)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, $0.0001 par value, and one-half of one redeemable warrant	ORIQU	The Nasdaq Stock Market LLC
Ordinary shares, $0.0001 par value per share	ORIQ	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one ordinary share at an exercise price of $11.50	ORIQW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 14, 2025, there were 8,625,000 ordinary shares, $0.0001 par value, issued and outstanding.

ORIGIN INVESTMENT CORP I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

2

PART I - FINANCIAL INFORMATION

ORIGIN INVESTMENT CORP I

CONDENSED BALANCE SHEETS

Item 1. Interim Condensed Financial Statements.

	June 30, 2025	December 31, 2024
ASSETS
Deferred offering costs	$415,114	$269,945

TOTAL ASSETS	$415,114	$269,945

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued offering costs	$113,469	$83,286
Accrued expenses	49,335	-
Promissory note - related party	355,948	169,877
Total current liabilities	518,752	253,163

TOTAL LIABILITIES	518,752	253,163

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY (DEFICIT)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 1,725,000 issued and outstanding (1)	173	173
Additional paid-in capital	24,827	24,827
Accumulated deficit	(128,638)	(8,218)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(103,638)	16,782

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY (DEFICIT)	$415,114	$269,945

(1)	Includes up to 225,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). On July 18, 2025, the underwriter’s over-allotment option was exercised in full in conjunction with the Initial Public Offering, and the 225,000 ordinary Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORIGIN INVESTMENT CORP I

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30, 2025	For the six months ended June 30, 2025

EXPENSES
General and administrative expenses	$115,827	$120,420
Total expenses	115,827	120,420
NET LOSS	(115,827)	(120,420)
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED (1)	1,500,000	1,500,000
BASIC AND DILUTED NET LOSS PER SHARE	$(0.08)	$(0.08)

(1)	Excludes up to 225,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). On July 18, 2025, the underwriter’s over-allotment option was exercised in full in conjunction with the Initial Public Offering, and the 225,000 ordinary Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORIGIN INVESTMENT CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2024 (1)	1,725,000	$173	$24,827	$(8,218)	$16,782
Net loss	—	—	—	(4,593)	(4,593)
Balance as of March 31, 2025	1,725,000	173	24,827	(12,811)	(12,189)
Net loss	—	—	—	(115,827)	(115,827)
Balance as of June 30, 2025	1,725,000	$173	$24,827	$(128,638)	$(103,638)

(1)	Includes up to 225,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). On July 18, 2025, the underwriter’s over-allotment option was exercised in full in conjunction with the Initial Public Offering, and the 225,000 ordinary Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORIGIN INVESTMENT CORP I

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

For the six months ended June 30, 2025

Cash Flows from Operating Activities:
Net loss	$(120,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of operating expenses through promissory note – related party	71,085
Changes in operating assets and liabilities:
Accrued expenses	49,335
Net cash used in operating activities	-

Net Change in Cash	-

Cash - Beginning of period	-

Cash - End of period	$-

Supplemental disclosure of noncash activities:
Deferred offering costs paid through promissory note - related party	$114,986
Deferred offering costs included in accrued offering costs	$113,469

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORIGIN INVESTMENT CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Origin Investment Corp I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 25, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not selected any Business Combination target and it has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination.

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from September 25, 2024 (inception through June 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 1, 2025. On July 3, 2025, the Company consummated the Initial Public Offering of 6,000,000 units (the “Public Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $60,000,000. Each Unit consists of one ordinary share and one-half of one redeemable warrant.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 355,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Origin Equity LLC (the “Sponsor”), generating gross proceeds of $3,550,000. Each private unit will be identical to the public units sold in this offering, except as described in this prospectus.

On July 18, 2025, the underwriter fully exercised the over-allotment option of 900,000 Units.

Transaction costs amounted to $1,638,581, consisting of $690,000 of Underwriting commissions paid at closing (1% of gross proceeds from units offered to public), $344,900 for value of the Representative Units (Note 6) issued and $603,681 of other offering costs.

Following the closing of the Initial Public Offering and over-allotment option, an amount of $69,690,000 ($10.10 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in a Trust Account (the “Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares (as defined below) if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of ordinary shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.10 per public share.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

If the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial business combination; (ii) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company has not consummated an initial business combination within 24 months or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares or private placement shares if the Company fails to complete the initial Business Combination within 24 months, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares and private placement shares held by them and any public shares purchased during or after this offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (except for the Company’s independent auditors), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination (less deferred underwriting commissions).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 3, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2025. The interim results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any future interim or year-end periods.

Liquidity

The Company’s liquidity needs up to July 3, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $500,000 (see Note 5). As of June 30, 2025, the Company had no cash and working capital deficit of $103,638.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements- Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that post the closing of the Initial Public Offering and sale of the private placement, the Company has sufficient funds to finance the working capital needs of the Company and that the Company would be able to continue as a going concern for the following twelve months from the issuance of the unaudited condensed financial statements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of June 30, 2025 and December 31, 2024 respectively.

Deferred Offering Costs

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are directly related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the ordinary shares.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amount represented in the accompanying balance sheets, primarily due to their short-term nature. The carrying amount reported in the balance sheets for promissory note - related party qualifies as a financial instrument and is a reasonable estimate of its fair value because of the short period between the origination of such instrument and its expected realization and its current market rate of interest.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Ordinary Shares Subject To Possible Redemption

The Company will account for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company will classify the ordinary shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 225,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 7). As of June 30, 2025 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

	For the three and six months ended June 30, 2025

Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss, as adjusted	$(115,827)	$(120,420)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,500,000	1,500,000
Basic and dilution net loss per ordinary share	$(0.08)	$(0.08)

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering.

Warrant Instruments

The Company will account for the Public and Private Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. There are no Public or Private Warrants currently outstanding as of June 30, 2025.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on July 3, 2025, the Company sold 6,900,000 Units, (including 900,000 Units issued pursuant to the full exercise by the underwriters of their over-allotment option) at a purchase price of $10.00 per Unit. Each Unit will consist of one ordinary share and one-half of one redeemable public warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment.

NOTE 4 — PRIVATE PLACEMENT

Pursuant to the Initial Public Offering on July 3, 2025 and the underwriter’s over-allotment option exercised in full on July 18, 2025, the Company sold 355,000 and 18,000 Private Placement Units respectively at a purchase price of $10.00 per unit. Each Private Placement Unit consists of one ordinary share and one-half of one redeemable Private Warrant. Each whole Private Warrant entitles the holder thereof to purchase one ordinary share at a price of $11.50 per share, subject to adjustment. Such Private units are identical to the Units sold in the Initial Public Offering. If the Company does not consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering, any proceeds from the sale of the Private units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). Holders of the Private units have entered into an agreement, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, private shares included in any Private units and Public Shares in connection with (i) the completion of the initial Business Combination and (ii) the implementation by the directors of, following a shareholder vote to approve, an amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the ordinary shares the right to have their shares redeemed or repurchased in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of this offering or (B) with respect to any other provision relating to the rights of holders of the ordinary shares. The Private units (including any private shares or Private Placement Warrants included in such Private units) will not be transferable or saleable until 30 days after the completion of the initial Business Combination. Certain proceeds from the Private units will be added to the proceeds from the Initial Public Offering to be held in the Trust Account.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On September 25, 2024, the Sponsor paid cost totaling $25,000 on behalf of the Company, or approximately $0.014 per share in consideration for 1,725,000 ordinary shares, par value $0.0001 per share (the “Founder Shares” or “founder shares”) issued to the Sponsor. Prior to the above issuance, one share was issued to Maples Corporate Services Limited and subsequently surrendered back and cancelled by the Company. The Founder Shares include an aggregate of up to 225,000 shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised, so that the number of Founder Shares will collectively represent 25% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. As a result of the full exercise of the over-allotment option by the underwriter at the closing of the Initial Public Offering, the 225,000 Founder Shares are no longer subject to forfeiture.

On July 3, 2025, the Sponsor transferred an aggregate of 51,000 founder shares to the three independent directors of the Company in exchange for their services as independent directors through the Company’s initial Business Combination. The transfer of the founder shares to the holders are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 51,000 founder shares assigned to the holders on July 3, 2025 was $105,570 or $2.07 per share. The shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares. As of July 3, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Founder Shares will be reclassified and redesignated as ordinary shares upon the adoption of the amended and restated memorandum and articles of association. All reference herein to the Founder Shares or the ordinary shares held by the Sponsor prior to the adoption to the amended and restated memorandum and articles of association shall be deemed to refer to ordinary shares of the Company and following the adoption of the adoption to the amended and restated memorandum and articles of association shall be deemed to refer to ordinary shares.

The initial shareholders will agree not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) 180 days after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

The Founder Shares are identical to the ordinary shares included in the units being sold in this offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares, private placement shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of the public shares if we have not consummated an initial business combination within 24 months or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the trust account with respect to their Founder Shares or private placement shares if we fail to complete the initial Business Combination within 24 months, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the trust account and (D) vote any Founder Shares and private placement shares held by them and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination.

Promissory Note — Related Party

On October 14, 2024, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the Initial Public Offering. As of June 30, 2025 and December 31, 2024, there was $355,948 and $169,877, respectively, outstanding under the Promissory Note. Subsequently, the Company borrowed an aggregate total of $455,366 and repaid the full amount of $455,366 on July 17, 2025. Borrowings under the note are no longer available.

Administrative Support Services

Commencing on the effective date of the Initial Public Offering on July 3, 2025 and through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company has agreed to pay the Sponsor a total of $25,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. No expenses were incurred or shown as liability as of June 30, 2025.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private units. As of June 30, 2025 and December 31, 2024, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS

Registration Rights

The initial shareholders, as the holders of the Founder Shares and Private units, including from time to time the public shares, Private units that may be issued upon conversion of Working Capital Loans, any private shares or Private Placement Warrants included in the Private units, any ordinary shares issuable upon exercise of warrants they may hold or acquire, and any warrants, including Private Placement Warrants, that they may hold or acquire, will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed in connection with the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 900,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts. On July 18, 2025, the underwriters elected to fully exercise their over-allotment option to purchase the Option Units at a price of $10.00 per Unit.

The underwriter is entitled to a cash underwriting discount of 1% of the gross proceeds of the Initial Public Offering, $690,000 (including the underwriter’s full exercise of the over-allotment), which was paid upon the closing of the Initial Public Offering and the overallotment option. In addition, the underwriter is entitled to receive 0.5% of the number of Units sold or 34,500 units in the aggregate (the “Representative Units”) with such Units restricted from sale until the closing of the Initial Business Combination and with no rights to the Trust Account. The Representative’s Units are identical to the Private Placement Units, except that the Representative’s Units will be purchased in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Act”) and will not become freely tradable until after certain conditions are met and the resale of such Representative Units is registered under the Act.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.

As of June 30, 2025 and December 31, 2024, there were 1,725,000 ordinary shares issued and outstanding, of which an aggregate of up to 225,000 ordinary shares are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding private shares included in the private units and private shares included in the private units issued to the underwriter’s).

Warrants — As of June 30, 2025 and December 31, 2024, there were no warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company is registering the ordinary shares issuable upon exercise of the Public Warrants in the registration statement of which the prospectus, in which these unaudited condensed financial statements are included, forms a part because the Public Warrants will become exercisable 30 days after the completion of a Business Combination, which may be within one year of the Initial Public Offering. However, because the Public Warrants will be exercisable until their expiration date of up to five years after the completion of the Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of the Business Combination, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. See “— Redemption of warrants when the price per ordinary share equals or exceeds $18.00” below.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except (i) that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) the Private Placement Warrants will be non-redeemable and (iii) the Private Placement Warrants will be exercisable on a cashless basis and have certain registration rights.

Redemption of warrants when the price per ordinary shares equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the 30-day redemption period; and
●	if, and only if, the last reported sale price of the ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those ordinary shares is available throughout the 30-day redemption period.

In no event will the Company be required to net cash settle any warrant. If the Company has not completed a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
General and administrative expenses	$115,827	$120,420

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Initial Public Offering and eventually an Business Combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 3, 2025, the Company consummated the Initial Public Offering of 6,000,000 Public Units at $10.00 per Unit, generating gross proceeds of $60,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 355,000 Private Placement Units at a price of $10.00 per unit, generating gross proceeds of $3,550,000.

On July 3, 2025, the Sponsor transferred an aggregate of 51,000 founder shares to the three independent directors of the Company in exchange for their services as independent directors through the Company’s initial Business Combination.

On July 18, 2025, the underwriter fully exercised the over-allotment option of 900,000 Units at $10.00 per Unit, generating gross proceeds of $9,000,000. Simultaneously, 18,000 Private Placement Units were sold to the Sponsor, generating gross proceeds of $180,000.

On July 18, 2025, the Company repaid the entirety of the balance drawn on the Promissory Note totaling $455,366.

On July 3, 2025 and July 18, 2025, in connection with the closing of the Initial Public Offering and the over-allotment option, the underwriter was paid a cash underwriting discount of $600,000 and $90,000 respectively (1.0% of the gross proceeds of the Units offered to the Public). In addition, the underwriter received 0.5% of the number of Units sold or 30,000 units and 4,500 units respectively (the “Representative Units”) with the closing of the Initial Public Offering and the over-allotment option, with such Units restricted from sale until the closing of the Initial Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Origin Investment Corp I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Origin Equity LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on September 25, 2024, for the purpose of effecting a merger, amalgamation, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of the IPO and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 25, 2024 (inception) through June 30, 2025, were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net loss of $115,827, which consisted of general and administrative costs.

For the six months ended June 30, 2025, we had a net loss $120,420, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of our ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. On July 3, 2025, we consummated the Initial Public Offering of 6,000,000 Units, at $10.00 per Unit, generating gross proceeds of $60,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 355,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $3,550,000, which is described in Note 5. The Company granted the underwriters a 45-day option to purchase up to an additional 900,000 Units (the “Option Units”) at $10.00 per unit to cover over-allotments, if any. On July 16, 2025, the underwriter’s notified the Company of their exercise of the over-allotment option in full to purchase 900,000 additional units (the “Option Units”) at $10.00 per unit. The closing of the issuance and sale of the Option Units occurred on July 18, 2025, generating total gross proceeds of $9,000,000. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 18,000 Private Placement Units to the Sponsor, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $180,000.

A total of $69,690,000 ($10.10 per Unit) of the net proceeds from the sales of Units in the IPO, the Option Units and the private placements on July 3, 2025 and July 18, 2025, were placed in Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per warrant. The units would be identical to the Private Placement Units. At June 30, 2025 and December 31, 2024, no amount was borrowed under the Working Capital Loan program.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay its Sponsor a fee of approximately $25,000 per month for administrative and support services.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could materially differ from those estimates.

Recent Accounting Standards

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Following the closing of the Initial Public Offering and overallotment option, an amount of $69,690,000 ($10.10 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the Trust Account. For additional information, see Note 1 to our unaudited condensed financial statements in this Quarterly Report.

(c)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

See the Exhibit Index to this Quarterly Report immediately below and before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 8, 2025)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Origin Investment Corp I
Date: August 14, 2025
	By:	/s/ Yung-Hsi (“Edward”) Chang
	Name:	Yung-Hsi (“Edward”) Chang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Nicolas Kuan Liang Lin
	Name:	Nicolas Kuan Liang Lin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

