Form 10-Q
period 2025-09-30
Origin Investment Corp I
filed 2025-11-14
CIK 2044523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 14, 2025, there were 8,625,000 ordinary shares, $0.0001 par value, issued and outstanding.

ORIGIN INVESTMENT CORP I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Interim Condensed Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	F-1
Condensed Statements of Operations for the three and nine months ended September 30, 2025 (Unaudited) and for the period September 25, 2024 (inception) through September 30, 2024	F-2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2025 (Unaudited) and for the period September 25, 2024 (inception) through September 30, 2024	F-3
Condensed Statements of Cash Flows for the nine months ended September 30, 2025 (Unaudited) and for the period September 25, 2024 (inception) through September 30, 2024	F-4
Notes to condensed financial statements (Unaudited)	F-5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3. Quantitative and Qualitative Disclosures About Market Risk	6
Item 4. Controls and Procedures	6
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	7
Item 1A. Risk Factors	7
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3. Defaults Upon Senior Securities	7
Item 4. Mine Safety Disclosures	7
Item 5. Other Information	7
Item 6. Exhibits	7
SIGNATURES	8

2

PART I - FINANCIAL INFORMATION

ORIGIN INVESTMENT CORP I

CONDENSED BALANCE SHEETS

Item 1. Interim Condensed Financial Statements.

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
CURRENT ASSETS
Cash	$1,429,005	$-
Prepaid expenses	155,175	-
Deferred offering costs	-	269,945
Total current assets	1,584,180	269,945
OTHER ASSETS
Investments held in Trust Account, including accrued interest	70,363,576	-
TOTAL ASSETS	$71,947,756	$269,945

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity
CURRENT LIABILITIES
Accounts payable and accrued expenses	$155,917	$-
Accrued offering costs	-	83,286
Promissory note - related party	-	169,877
Due to affiliate	75,000	-
Total current liabilities	230,917	253,163
Total liabilities	230,917	253,163
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Ordinary shares subject to possible redemption: 6,900,000 shares at redemption value of $10.20 and $0 per share at September 30, 2025 and December 31, 2024, respectively	70,363,576	-
SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,132,500 and 1,725,000 shares issued and outstanding (excluding 6,900,000 shares subject to possible redemption at September 30, 2025)(1)	213	173
Additional paid-in capital	1,097,630	24,827
Retained Earnings (deficit)	255,420	(8,218)
Total Shareholders’ Equity	1,353,263	16,782
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity	$71,947,756	$269,945

(1)	This number includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 5). On July 18, 2025, the Underwriters’ over-allotment option was exercised in full, and the 225,000 ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORIGIN INVESTMENT CORP I

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2025 (UNAUDITED)

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025	For the period September 25, 2024 (inception) through September 30, 2024

OPERATING EXPENSES
General and administrative	$289,518	$409,938	$1,262
Total expenses	289,518	409,938	1,262

OTHER INCOME
Interest income on investments held in Trust Account	673,576	673,576	-
Total other income	673,576	673,576	-

NET INCOME (LOSS)	$384,058	$263,638	$(1,262)

Weighted average shares outstanding ordinary shares subject to possible redemption, basic and diluted	6,603,261	2,225,275	-
Basic and diluted net income per share ordinary shares subject to possible redemption	$0.04	$0.07	$-
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted (1)	2,078,397	1,694,918	1,725,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.04	$0.07	$(0.00)

(1)	This number excludes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 5). On July 18, 2025, the Underwriters’ over-allotment option was exercised in full, and the 225,000 ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements

ORIGIN INVESTMENT CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND
NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

	Ordinary Shares		Additional Paid-In	Retained Earnings	Total Shareholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance as of December 31, 2024 (1)	1,725,000	$173	$24,827	$(8,218)	$16,782
Net loss	-	-	-	(4,593)	(4,593)
Balance as of March 31, 2025	1,725,000	173	24,827	(12,811)	12,189
Net loss	-	-	-	(115,827)	(115,827)
Balance as of June 30, 2025	1,725,000	173	24,827	(128,638)	(103,638)
Sale of Private Units including overallotment	373,000	37	3,729,963	-	3,730,000
Fair value of Public warrants, at issuance	-	-	1,345,500	-	1,345,500
Issuance of Representative units, at fair value	34,500	3	344,997	-	345,000
Allocated value of transaction costs related to Public Warrants	-	-	(25,830)	-	(25,830)
Accretion for Ordinary Shares to redemption amount	-	-	(4,321,827)	-	(4,321,827)
Net Income	-	-	-	384,058	384,058
Balance as of September 30, 2025	2,132,500	$213	$1,097,630	$255,420	$1,353,263

(1)	This number includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 5). On July 18, 2025, the Underwriters’ over-allotment option was exercised in full, and the 225,000 ordinary shares were no longer subject to forfeiture.

FOR THE PERIOD SEPTEMBER 25, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of September 25, 2024 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor (1)	1,725,000	173	24,827	-	25,000
Net loss	-	-	-	(1,262)	(1,262)
Balance as of September 30, 2024	1,725,000	$173	$24,827	$(1,262)	$(24,738)

(1)	This number includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORIGIN INVESTMENT CORP I

CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

	For the nine months ended September 30, 2025	For the period September 25, 2024 (inception) through September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$263,638	$(1,262)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Interest income on investments held in Trust Account	(673,576)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(155,175)	-
Due to affiliate	75,000	-
Accrued offering cost	(83,286)	-
Accounts payable and accrued expenses	155,917	547
Payment of operating expenses through promissory note – related party	-	715
Net cash used in operating activities	(417,482)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of Cash in Trust Account	(69,690,000)	-
Net cash used in investing activities	(69,690,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of Units (net of underwriting discounts)	68,310,000	-
Payment of offering costs	(48,247)	-
Proceeds from sale of private placement units (net of repayment of Promissory note - related party)	3,274,634	-
Proceeds from sale of representative units	100	-
Net cash provided by financing activities	71,536,487	-

NET CHANGE IN CASH	1,429,005	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$1,429,005	$-

Offering costs paid through promissory note - related party	$185,674	$84,715
Operating costs paid through promissory note - related party	$99,815	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORIGIN INVESTMENT CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

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

As of September, 30, 2025, the Company had not commenced any operations. All activity for the period from September 25, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 1, 2025. On July 3, 2025, the Company consummated the Initial Public Offering of 6,000,000 units (the “Public Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $60,000,000. Each Unit consists of one ordinary share and one-half of one redeemable warrant. On July 18, 2025, the underwriters fully exercised their over-allotment option to purchase an additional 900,000 units at a purchase price of $10.00 per unit, generating additional gross proceeds of $9,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 355,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Origin Equity LLC (the “Sponsor”), generating gross proceeds of $3,550,000. Each private unit will be identical to the public units sold in this offering, except as described in this prospectus. Upon the full exercise of the underwriters over-allotment an additional 18,000 Private Placement Units were purchased by the Company’s sponsor at a price of $10.00 per Private Placement Unit generating gross proceeds of $180,000.

Transaction costs amounted to $1,638,581, consisting of $690,000 of Underwriting commissions paid at closing (1% of gross proceeds from units offered to public), $344,900 for value of the Representative Units (Note 6) issued and $603,681 of other offering costs.

Following the closing of the Initial Public Offering and over-allotment option, an amount of $69,690,000 ($10.10 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in a Trust Account (the “Trust Account”) and invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares (as defined below) if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of ordinary shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on July 3, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2025. The interim results for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any future interim or year-end periods.

Liquidity

As of September, 30, 2025, the Company had cash of $ 1,429,005 and a working capital surplus of $1,353,263.

In order to fund working capital or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements- Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that after the closing of the Initial Public Offering and sale of the private placement, the Company has sufficient funds to finance the working capital needs of the Company and that the Company would be able to continue as a going concern for the following twelve months from the issuance of the unaudited condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,429,005 and $0 in cash and no cash equivalents as on September 30, 2025 and December 31, 2024, respectively.

Investment Held in Trust Account

As of September 30, 2025, the Company had $70,363,576 invested in money market mutual funds held in the Trust Account.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and warrants by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the ordinary shares. Offering costs allocated to the Public and Private Placement Units were allocated to temporary equity and shareholders’ equity, based on the classification of underlying financial instruments.

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

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of September 30, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Fair Value of Public Warrants at Issuance	(1,345,500)
Public issuance costs	(1,612,751)
Plus:
Remeasurement of carrying value to redemption value	4,321,827
Ordinary Shares subject to possible redemption, September 30, 2025	$70,363,576

Net Income (loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. As of September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

	For the three months ended September 30, 2025
	Redeemable Shares	Non-redeemable shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, as adjusted	$292,584	$91,474
Denominator:
Basic and diluted weighted average ordinary shares outstanding	6,603,261	2,078,397
Basic and dilution net income per ordinary share	$0.04	$0.04

	For the nine months ended September 30, 2025
	Redeemable Shares	Non-redeemable shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, as adjusted	$149,932	$113,806
Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,225,275	1,694,918
Basic and dilution net income per ordinary share	$0.07	$0.07

	For the period September 24, 2024 (inception) through September 30, 2024
	Redeemable Shares	Non-redeemable shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss, as adjusted	$-	$(1,262)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	-	1,725,000
Basic and dilution net loss per ordinary share	$-	$(0.00)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Share-based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per Founder Share by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the accompanying unaudited condensed statements of operations.

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

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the statements of operations.

The Public Warrants and Private Placement Warrants are not precluded from equity classification and were accounted for as such on the date of issuance.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures’. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on September 25, 2024, date of incorporation.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on July 3, 2025, the Company sold 6,900,000 Units, (including 900,000 Units issued pursuant to the full exercise by the underwriters of their over-allotment option on July 18, 2025) at a purchase price of $10.00 per Unit. Each Unit consisted of one ordinary share and one-half of one redeemable public warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment.

Each Public Warrant becomes exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on July 3, 2025 and the underwriter’s over-allotment option exercised in full on July 18, 2025, the Company sold 355,000 and 18,000 Private Placement Units respectively at a purchase price of $10.00 per unit. Each Private Placement Unit consists of one ordinary share and one-half of one redeemable Private Warrant. Each whole Private Warrant entitles the holder thereof to purchase one ordinary share at a price of $11.50 per share, subject to adjustment. Such Private units are identical to the Units sold in the Initial Public Offering. If the Company does not consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering, any proceeds from the sale of the Private units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). Holders of the Private units have entered into an agreement, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, private shares included in any Private units and Public Shares in connection with (i) the completion of the initial Business Combination and (ii) the implementation by the directors of, following a shareholder vote to approve, an amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the ordinary shares the right to have their shares redeemed or repurchased in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of this offering or (B) with respect to any other provision relating to the rights of holders of the ordinary shares. The Private units (including any private shares or Private Placement Warrants included in such Private units) will not be transferable or saleable until 30 days after the completion of the initial Business Combination. Certain proceeds from the Private units will be added to the proceeds from the Initial Public Offering to be held in the Trust Account.

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

On July 3, 2025, the Sponsor transferred an aggregate of 51,000 founder shares to the three independent directors of the Company in exchange for their services as independent directors through the Company’s initial Business Combination. The transfer of the founder shares to the holders are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 51,000 founder shares assigned to the holders on July 3, 2025 was $105,570 or $2.07 per share. The shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares. As of September 30, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Founder Shares are redesignated as ordinary shares upon the adoption of the amended and restated memorandum and articles of association. The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) 180 days after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

Promissory Note — Related Party

On October 14, 2024, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the Initial Public Offering. As of September 30, 2025 and December 31, 2024, there was $0 and $169,877, respectively, outstanding under the Promissory Note. Borrowings under the note are no longer available.

Administrative Support Services

Commencing on the effective date of the Initial Public Offering on July 3, 2025 and through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company has agreed to pay the Sponsor a total of $25,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company has accrued and incurred $75,000 under the administrative services agreement, which are included in general and administrative expenses on the accompanying condensed statements of operations, for the three and nine months ended September 30, 2025.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private units. As of September 30, 2025 and December 31, 2024, there were no amounts outstanding under the Working Capital Loans.

Due to affiliate

As of September 30, 2024 the Company owed the Sponsor $75,000 administration support services. This amount was paid subsequently on October 3, 2025.

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

The underwriter was entitled to a cash underwriting discount of 1% of the gross proceeds of the Initial Public Offering, $690,000 (including the underwriter’s full exercise of the over-allotment), which was paid upon the closing of the Initial Public Offering and the over-allotment option. In addition, the underwriter was entitled to receive 0.5% of the number of Units sold or 34,500 units in the aggregate (the “Representative Units”) with such Units restricted from sale until the closing of the Initial Business Combination and with no rights to the Trust Account. The Representative’s Units are identical to the Private Placement Units, except that the Representative’s Units will be purchased in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Act”) and will not become freely tradable until after certain conditions are met and the resale of such Representative Units is registered under the Act.

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

NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.

As of September 30, 2025, there were 2,132,500 ordinary shares issued and outstanding (excluding the 6,900,000 shares subject to possible redemption). As at December 31, 2024 there were 1,725,000 ordinary shares issued and outstanding.

Warrants — As of September 30, there were 3,857,500 Warrants outstanding, including 3,450,000 Public Warrants, 373,000 Private Placement Warrants and 34,500 warrants underlying the Representative Units. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Public Warrants on the day of the IPO was $1,170,000 or $ 0.39 per Public Warrant. The fair value the Public Warrants was determined using Black- Scholes Simulation Model. The Public Warrants have been classified within shareholder’s equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants used in the Level 3 valuation of Public Warrants:

July 3,2025
Implied ordinary share price	$9.80
Exercise price	$11.50
Simulation term (years)	5.00
Risk free Rate	3.94%
Selected volatility	30.80%
Calculated value per Warrant	$0.39

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no transfers between levels of fair value hierarchy during the periods ended September 30, 2025.

September 30, 2025

Description	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unabsorbable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money Market Fund	$70,363,576	$-	$-

NOTE 9. SEGMENT INFORMATION

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

	September 30, 2025	December 31, 2024
Investments held in Trust Account	$70,363,576	$-
Cash	$1,429,005

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
General and administrative expenses	$289,518	$409,938
Interest income on investments held in Trust Account	$673,576	$673,576

For the period September 25, 2024 (inception) through September 30, 2024
General and administrative expenses	$1,262
Interest income on investments held in Trust Account	$-

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an Initial Public Offering and eventually a Business Combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 25, 2024 (inception) through September 30, 2025, were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $348,058 which was primarily due to interest earned on investments held in the Trust Account of $673,576, offset by general and administrative expenses of $289,518.

For the nine months ended September 30, 2025, we had net income of $263,638 which was primarily due to interest earned on investments held in the Trust Account of $673,576, offset by general and administrative expenses of $409,938.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per warrant. The units would be identical to the Private Placement Units. At September 30, 2025 and December 31, 2024, no amount was borrowed under the Working Capital Loan program.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

In accordance with FASB ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480-10-S99. 6,900,000 ordinary shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial Business Combination and in connection with certain amendments to our amended and restated memorandum and articles of association. Accordingly, at September 30, 2025, 6,900,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of shareholders’ deficit on the balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. As of September 30, 2025 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures’. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on September 25, 2024, date of incorporation.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

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

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Origin Investment Corp I
Date: November 14, 2025
	By:	/s/ Yung-Hsi (“Edward”) Chang
	Name:	Yung-Hsi (“Edward”) Chang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Yung-Hsi (“Edward”) Chang
	Name:	Yung-Hsi (“Edward”) Chang
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

