Form 10-K
period 2025-12-31
Origin Investment Corp I
filed 2026-03-30
CIK 2044523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number 001-42732

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

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s ordinary shares were not publicly traded. Accordingly, there was no market value for the registrant’s ordinary shares on such date.

As of March 30, 2026, 8,625,000 Ordinary Shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ORIGIN INVESTMENT CORP I

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our final prospectus for our initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 3, 2025. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Forward-looking statements in this Annual Report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;

●	potential change in control if we acquire one or more target businesses for share;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not intend and we do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I

Item 1. Business.

General

We are a blank check company incorporated on September 25, 2024 in Cayman Islands as an exempted company, incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer herein as our “initial business combination” or “Business Combination.”

The registration statement (File No. 333-284189) (the “Registration Statement”) for our initial public offering was declared effective on July 1, 2025 (the “IPO”). On July 3, 2025, we consummated the IPO of 6,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $60,000,000. Each Unit consists of one ordinary share and one-half of one redeemable warrant. On July 18, 2025, the underwriters fully exercised their over-allotment option to purchase an additional 900,000 units at a purchase price of $10.00 per unit, generating additional gross proceeds of $9,000,000.

Simultaneously with the closing of the IPO, we consummated the sale of 355,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Origin Equity LLC (the “Sponsor”), generating gross proceeds of $3,550,000. Each private unit will be identical to the public units sold in this offering, except as described in this Annual Report. Upon the full exercise of the underwriters’ over-allotment an additional 18,000 Private Placement Units were purchased by the Company’s sponsor at a price of $10.00 per Private Placement Unit generating gross proceeds of $180,000.

Following the closing of the IPO and over-allotment option, an amount of $69,690,000 ($10.10 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in a Trust Account.

Our Competitive Advantages

Leadership of an Experienced Management Team and Board of Directors

Our management team is led by our director and Chief Executive Officer, Yung-Hsi (“Edward”) Chang and (ii) independent directors Kuo-Shui (“Ringo”) Chao, Derek Alef and Daniel Alef.

Established Deal Sourcing Network

We believe that our management team’s strong background, contacts and sources and geographic reach will provide us with high quality acquisition opportunities and possibly complementary follow-on business arrangements. These contacts and sources include industry executives, private owners, private equity funds, family offices, commercial and investment bankers, lawyers and other financial sector service providers and participants.

Status as a Publicly Listed Acquisition Company

We believe that we will be an attractive initial business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering process. We believe that some of our target businesses will favor this alternative, which we believe is more cost effective while also offering greater certainty of execution than would a traditional initial public offering process. Once public, we believe that the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aiding in attracting talented management staff.

With respect to the foregoing examples and descriptions, past performance by our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any initial business combination we may consummate. Potential investors should not rely upon the historical record of our management as indicative of future performance.

Business Strategy

We will seek to capitalize on the strength of our team. Our team consists of experienced financial services, accounting, technology and senior operating executives of companies operating in multiple jurisdictions. Collectively, our officers and directors have decades of experience in mergers and acquisitions and in operating companies and initial public offerings. While our sponsor, its affiliates, and our promoters lack experience in organizing special purpose acquisition companies and are not involved in other special purpose acquisition companies, we believe that their prior accomplishments and current activities will be critical in identifying attractive acquisition opportunities. Moreover, we expect that the businesses we target will benefit from access to the U.S. capital markets, as well as the expertise and network of our management team. However, there is no assurance that we will complete an initial business combination.

Asia Focus

While there is no restriction on the geographic location of the targets that we can pursue, we intend to initially focus on target businesses in Asia. In particular, we intend to focus our search for a target business on private companies in Asia that have compelling economics, clear paths to positive operating cash flow, and successful management teams that are seeking access to the U.S. public capital markets.

As an emerging market, Asia has experienced significant growth. The Asian economy has experienced sustained expansion in recent years. According to the International Monetary Fund (IMF), Asian emerging market and developing economies are expected to expand 5.2% in 2024, compared to 3.2% for overall global growth.

However, this region is facing a tough IPO market and valuation, with Asia Pacific IPO proceeds dropping 33% in 2023. Consequently, PE exits through IPOs represented only 13% of total PE exits, compared to approximately 22% over the past five years, according to Deloitte. As a result, targets may view deSPAC transactions as an attractive alternative to traditional IPOs, which we expect will result in initial business combination opportunities for us.

Industry Opportunity

While we may acquire a business in any industry, our focus will be middle market and emerging growth companies in the Financial Services, Technology, Biotechnology & Pharmaceutical, Advanced Materials, and Clean Energy. We believe that our target industries are attractive for a number of reasons:

Financial Services: The financial service industry is experiencing transformative growth, characterized by rapid technological advancements, regulatory changes, and evolving consumer expectations. We believe that the technological breakthroughs-including generative AI, blockchain, cloud migration, and cybersecurity enhancement-will open up new strategic opportunities.

Technology: The technology sector outperformed the S&P 500® in 2023 and continued its strong performance into the first half of 2024. Pivotal and continuous advancements in AI have created compelling investment opportunities and are expected to fuel long-term sector growth. Agile private technology companies that have capitalized these advancements are well-positioned to scale financially and generate shareholder value.

Biotechnology & Pharmaceutical: These industries represent a large target market with constant innovation and substantial investment in innovative technologies. In 2023, there are 1256 total transactions across venture rounds, IPOs, licensing deals, and M&A in the biopharma industry according to JP Morgan. We believe that the dynamics suggest extensive business combination opportunities.

Advanced Materials: The global advanced materials market is projected to reach $582.3 billion revenue by 2030, growing at a CAGR of 8.2%, according to P&S Intelligence. The Asia-Pacific region is anticipated to lead the growth, attributed to the high concentration of manufacturers and robust industrial activities within the area.

Clean Energy: The shift towards sustainable energy sources is accelerating the growth of the clean energy sector. According to the International Energy Agency (IEA), clean energy investment increased nearly 50% from 2019 to 2023, reaching $1.8 trillion in 2023. Global clean energy deployment scaled new heights in 2023, with annual additions of solar PV and wind growing 85% and 60% respectively. This growth is supported by worldwide initiatives to reduce reliance on fossil fuels and mitigate environmental impacts.

We believe these industries represent an enormous and growing target market with a large number of potential target acquisition opportunities. Our team has extensive network, industry expertise, and proven deal-sourcing capabilities in these industries, which will provide us with a strong and differentiated pipeline of potential targets.

Acquisition Criteria

Our management team intends to focus on creating shareholder value by leveraging its experience in the management, operation, and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●	Strong Management Team that Can Create Significant Value for Target Business. We will seek to identify companies with strong and experienced management teams that will complement the operating and investment abilities of our management team. We believe that the operating expertise of our management team is well suited to complement many potential targets’ management teams.

●	Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable, and increasing free cash flow, particularly businesses with predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.

●	Benefit from Being a Public Company. We intend to acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

These criteria do not intend to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our sponsor and management team may deem relevant.

Employees

We currently have one officer. This individual is not obligated to devote any specific number of hours to our matters but he intend to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. In the event of a cybersecurity incident impacting us, the management team will report to our board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Item 2. Properties.

We currently maintain our executive offices at CapitaGreen, Level 24, 138 Market St, Singapore. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition, or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “ORIQU” on July 2, 2025. Our Ordinary Shares and Warrants commenced separate trading on Nasdaq on or about August 22, 2025, under the symbols “ORIQ,” and “ORIQW,” respectively.

Holders

On March 23, 2026, there were fourteen holders of record of our Units, two holders of record of our ordinary shares, and two holders of record of our Warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. A Cayman Islands company may pay a dividend on its shares out of either profit or the share premium account, provided that in no circumstances may a dividend be paid if following such payment the company would be unable to pay its debts as they fall due in the ordinary course of business. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, board of directors is not currently contemplating and does not anticipate declaring any other share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Offerings

On July 3, 2025, we consummated the IPO of 6,000,000 units (the “Units”), generating gross proceeds of $60,000,000. On July 18, 2025, the underwriters fully exercised their over-allotment option to purchase an additional 900,000 units at a purchase price of $10.00 per unit, generating additional gross proceeds of $9,000,000.

Simultaneously with the closing of the IPO, we consummated the sale of 355,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $3,550,000. Upon the full exercise of the underwriters’ over-allotment an additional 18,000 Private Placement Units were purchased by the Company’s sponsor at a price of $10.00 per Private Placement Unit generating gross proceeds of $180,000. The Private Placement Units (and underlying securities) are identical to the units included in the Units sold in the IPO, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Following the closing of the IPO and over-allotment option, an amount of $69,690,000 ($10.10 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

There has been no material change in the planned use of proceeds from the IPO and Private Placement as described in the Registration Statement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (this “Annual Report”) to “we,” “us” or the “Company” refer to Origin Investment Corp I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Origin Equity LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 3, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on September 25, 2024, formed for the purpose of effecting a Business Combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and Private Placement, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure our shareholders that our plans to complete a Business Combination will be successful.

We may seek to extend the Combination Period consistent with applicable laws, regulations, and stock exchange rules by amending our Amended and Restated Charter. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote for such approval. Such redemptions will decrease the amount held in our Trust Account, and our capitalization may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will be subject to a suspension of trading and delisting from Nasdaq.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the year ended December 31, 2025, were organizational activities, those necessary to prepare for our Initial Public Offering, as described below, and identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on assets held in our Trust Account (defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had net income of $683,099, which resulted from interest earned on marketable securities held in Trust Account of $1,361,271 offset by general and administrative expenses of $678,173.

For the period September 25, 2024 (inception) through December 31, 2024, we had a net loss of $8,218, which resulted from general and administrative expenses.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by numerous factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact on our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 355,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Origin Equity LLC (the “Sponsor”), generating gross proceeds of $3,550,000. Each private unit will be identical to the public units sold in this offering, except as described in this Annual Report. Upon full exercise of the underwriters’ over-allotment an additional 18,000 Private Placement Units were purchased by the Company’s sponsor at a price of $10.00 per Private Placement Unit generating gross proceeds of $180,000.

Transaction costs amounted to $1,638,581, consisting of $690,000 of Underwriting commissions paid at closing (1% of gross proceeds from units offered to public), $344,900 for value of the Representative Units (Note 6) issued and $603,681 of other offering costs.

For the year ended December 31, 2025, net cash used in operating activities was $694,715. Net income of $683,099 was affected by interest earned on marketable securities held in the Trust Account of $1,361,271, and payment of operation costs $678,173. Changes in operating assets and liabilities used $694,715 of cash for operating activities.

For the period September 25, 2024 (inception) through December 31, 2024, net cash used in operating activities was $0. The net loss of $8,218 was fully offset by $8,218 due to operating assets and liabilities, primarily driven by payment of operating expenses through promissory note – related party.

For the year ended December 31, 2025, net cash used in investing activities was $69,600,000 and affected by cash deposited in Trust Account.

For the period September 25, 2024 (inception) through December 31, 2024, net cash used in investing activities was $0.

For the year ended December 31, 2025, net cash provided by financing activities was $71,436,538, which was due to proceeds from the sale of Units (as defined below), and Private Placement Warrants (as defined below).

For the period September 25, 2024 (inception) through December 31, 2024, net cash provided by financing activities was $0.

As of December 31, 2025, we had marketable securities held in the Trust Account of $70,825,901 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any.

We intend to use substantially all the funds held in the Trust Account, including any amounts representing interest earned in the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.  To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of December 31, 2025, we had cash of $1,151,773. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

To fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we will repay such loaned amounts. If a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2025, the Company does not believe it will need to raise additional funds to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to its Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company may become obligated to redeem a significant number of its Public Shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to an affiliate of the Sponsor $25,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team.

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover overallotments, if any. On July 18, 2025, the underwriters fully exercised their over-allotment option to purchase an additional 900,000 units at a purchase price of $10.00 per unit, generating additional gross proceeds of $9,000,000.

Critical Accounting Estimates

The preparation of financial statement and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statement, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss.

The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by ASC Topic 280, Segment Reporting (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in ASC 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on September 25, 2024, the date of its incorporation. The adoption of ASU 2023-07 had no material impact on the Company’s financial position, results of operations, or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief financial officer (our “certifying officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Officers

As of the date of this Annual Report, our directors and executive officers are as follows:

Name	Age	Title
Yung-Hsi (“Edward”) Chang	36	Director and Chief Executive Officer
Kuo-Shui (“Ringo”) Chao	69	Director
Derek Alef	52	Director
Daniel Alef	81	Director

Management Team

Yung-Hsi (“Edward”) Chang has been our director and Chief Executive Officer since our inception. Since September 2022, Mr. Chang has been the portfolio manager of Origin Equity Partners, a sub-fund of Carrington RHT Investments, a Singapore Capital Markets Services licensed financial institution regulated by the Monetary Authority of Singapore, also becoming the representative of the sub-fund in April 2024. From April 2020 to August 2022, Mr. Chang was a managing director at SGI Partners, a New York-based private equity investment firm, where Mr. Chang was the head of Asia and was responsible for deal sourcing and deal execution. During this period, Mr. Chang helped to successfully facilitated SGI’s in-principle approval for the Venture Capital Fund Manager license regulated by the Monetary Authority of Singapore. From May 2016 to April 2020, Mr. Chang served as a managing director and head of the sustainability practice groups of The Spectrum Solutions Group (“TSSG”), a transactional advisory firm headquartered in New York. During this period, Mr. Chang represented multinational corporations and state-owned entities on cross border investments, M&A transactions, and strategy development. Prior to May 2016, Mr. Chang served as a consultant to a major strategy consulting firm, with his work focused on the TMT sector and started his career as an attorney at Baker & McKenzie. Mr. Chang received his JD from Fordham.

Directors

Kuo-Shui (“Ringo”) Chao has been our director since our inception. Since September, 2020, Mr. Chao is the chairman of the Chinese Culture University Alumni association and senior advisor to Nankang Rubber Tire Corp., Ltd. a Taiwanese manufacturer of automobile tires and other synthetic rubber products listed on the Taiwan stock exchange TWSE: 2101. From October 2019 to October 2021, he was the vice-chairman of Nangkang Rubber Tire Corp and also a director of typhon federal corporation, a publicly listed wheel manufacturer in Taiwan (TWSE: 2102). Mr. Chao was the Chairman and co-founder of Teng-Da airways from February 2018 to December 2019 and from March 2015 to November 2017, he was the chairman of Taiwan Star Telecom, the fourth largest telecommunications company in Taiwan at the time. During his time as chairman, he represented Taiwan Star in its active participation in the fourth-generation spectrum auction that propelled Taiwan Star to almost double its revenue within a period of 2 years. From October 2009 to February 2015 Mr. Chao was the deputy-CEO and board member of Taipei Financial Center Corp., which managed Taipei 101. From November 2005 to June 2008, Mr. Chao was the CEO of China Airlines, the national airline of Taiwan (2610.TW), also serving as its chairman from October 2007 to July 2008. Prior to November 2005, Mr. Chao has served as the president of Mandarin airlines, vice president of Taiwan Television Enterprise, Ltd., once the largest television channel in Taiwan. Mr. Chao received his bachelor’s degree from Chinese Culture University and an EMBA from National Chengchi University. We believe Mr. Chao is qualified to serve on our board as a result of his experience in serving on the board for both listed and large private enterprises and his expertise in corporate governance in the greater Asia market.

Derek Alef has been our director since July 1, 2025. Since 2016, Mr. Alef has been the founder and director of Deal Tracking Solutions LLC, a consulting firm offering professional services and customized software solutions for alternative investment firms. Deal Tracking Solutions works with large multi-national private equity and real estate funds in the US, Europe and Asia with a primary focus on portfolio management, deal acquisition and compliance. From 2000 to 2006, Mr. Alef was a Director of Portfolio Management at Goldman Sachs Realty Japan where he oversaw investments in Japan, Korea, China and Thailand for the Whitehall Funds, REPIA and ASSG. From 2011 to 2014, Mr. Alef served as Director of Portfolio Management for both the Situs Companies (in conjunction with Deutsche Bank) and Mount Kellet Capital. Mr. Alef received a BA degree in Business Economics from the University of California Santa Barbara, and an MBA from University of California Santa Barbara and the National University of Singapore. We believe Mr. Alef is qualified to serve on our Board due to his experience in business, contacts and relationships.

Daniel Alef has been our director since our inception. Mr. Alef has over 30-years of experience in law and international investments. Since June 2021, Mr. Alef is a member of the Executive Committee of the International Law and Immigration Section of the California Lawyers Association and has been brought in by the U.S. Department of Commerce as an expert in the Commercial Law Development Program for Nepal, Bangladesh, Mongolia, and Kenya to advise foreign government officials on international investments related to complex public private partnerships. Mr. Alef has been retained by clients world-wide for advice relating to cross-border transactions and has extensive experience in negotiating complex investor disputes with sovereign states in Asia. From April 2010 to December 2012, he served as a consultant to Accenture, Mr. Alef was a columnist for the Santa Barbara News Press, a New York Times regional newspaper, and a syndicated columnist for several newspapers owned by Pulitzer and later Lee Newspapers., and the president and CEO of I-SYS technology, a small public company engaged in the early development of optical character recognition systems. In the 1970s, Mr. Alef served as a partner in AG Ventures, a venture capital fund Mr. Alef founded, he was involved in taking a score of companies public. He is also an award-winning author, a commentator on various television shows pertaining to American titans of industry including on Fox Business News, the History Channel, CNBC and others. From the late 1970s to 1990, Mr. Alef served as a senior partner at the Los Angeles law firm, Alef Baker Grunfeld and Wilson representing major clients. Mr. Alef received a BS degree from UCLA, JD from UCLA Law School, an LLM. from the London School of Economics and Political Science. We believe Mr. Alef is qualified to serve on our Board as a result of his experience with leading public and private companies, his expertise across different markets in Asia, and his experience in venture capital.

Family Relationships

Other than Daniel Alef and Derek Alef, who are father and son, there are no family relationships among our executive officers and directors.

Number, Terms of Office and Appointment of Officers and Directors

Our board of directors consist of four members. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

The NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules prior to completion of this offering. Our board has determined that each of Kuo-Shui (“Ringo”) Chao, Derek Alef and Daniel Alef are independent directors under applicable SEC and NASDAQ rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

Except that our sponsor has agreed to transfer 25,000 founder shares to Kuo-Shui (“Ringo”) Chao, 13,000 founder shares to Daniel Alef, and 13,000 founder shares to Derek Alef, prior to the closing of this offering, provided that in either case the directors remain with us until the closing of a business combination. None of our executive officers or directors have received any cash compensation for services rendered to us. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $500,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Reimbursement for office space, utilities and secretarial and administrative support made available to us by our sponsor or an affiliate thereof, in an amount equal to $25,000 per month;

●	Payment of consulting, success or finder fees to our independent directors, advisor, or their respective affiliates in connection with the consummation of our initial business combination;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the applicable lender. Such warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation.

Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the board of directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NASDAQ rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Kuo-Shui (“Ringo”) Chao and Derek Alef. Kuo-Shui (“Ringo”) Chao serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our Board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our Compensation Committee are Kuo-Shui (“Ringo”) Chao and Derek Alef. Derek Alef serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605 of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. In accordance with Rule 5605 of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination, the sponsor will have the ability to appoint and remove directors. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics and our audit committee charter as exhibits to the registration statement filed with the SEC in connection with this offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See “Where You Can Find Additional Information.”

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. However, because the other entities to which our sponsor, officers and directors owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers.”

●	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to our founder shares, private shares and public shares in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their redemption rights with respect to their founder shares and private shares if we fail to consummate our initial business combination within 24 months from the closing of this offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private units held in the trust account will be used to will be used to fund the redemption of our public shares (subject to the requirements of applicable law) and the private units and underlying securities will be worthless. The private units (including the private warrants or ordinary shares issuable upon conversion of the private warrants) will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination (except, among other limited exceptions as described under “Principal Shareholders,” to our officers and directors and other persons or entities affiliated with the sponsor). Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement securities following this offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The nominal price of $0.014 per share ($25,000 in aggregate) that our sponsor, executive officers, and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers, and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. In addition, while the private placement securities are identical to the securities sold in this offering, subject to certain limited exceptions as described in this Annual Report, the public warrants will be non-redeemable and exercisable on a cashless basis. As a result, the sponsor may profit at times when an unaffiliated security holder cannot profit, such as when the public warrants are called for redemption or if the sponsor chooses to utilize the cashless exercise option under circumstances where the public warrant holders cannot exercise on a cashless basis. If we are unable to complete our initial business combination within 24 months, the founder shares and private placement securities may expire worthless, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of the members of our management team may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such person was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an intended initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our intended initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our sponsor or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our intended initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our intended initial business combination as any such fee may not be paid unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors.

Upon closing of this offering or thereafter, we will repay up to $500,000 in loans made to us by our sponsor to cover offering-related and organizational expenses, and we will begin paying an affiliate of our sponsor $25,000 per month for office space and administrative and personnel services. In the event that following this offering we obtain working capital loans from our sponsor to finance transaction costs related to our initial business combination, up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per units at the option of our sponsor. Additionally, following consummation of a business combination, members of our management team will be entitled to reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. As a result, there may be actual or potential material conflicts of interest between members of our management team, our sponsor and its affiliates on one hand, and purchasers in this offering on the other.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their initial shares, and they and the other members of our management team have agreed to vote their initial shares and any shares purchased during or after the offering in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation
Yung-Hsi (“Edward”) Chang	Origin Equity Partners	Financial Services	Portfolio Manager

Kuo-Shuai (“Ringo”) Chao	Chinese Culture University Alumni Association	Education	Chairman

	Nankang Rubber Tire Corp., Ltd.	Manufacturing	Advisor

Derek Alef	Deal Tracking Solutions LLC	Consulting	Founder and Director

Daniel Alef	Executive Committee of the International Law and Immigration Section of the California Lawyers Association	Association	Member

(1)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against actual fraud, willful neglect or willful default or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful neglect or willful default. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay our sponsor of up to $10,000 per month for administrative support services. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account or funds withdrawn for any permitted withdrawals. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

It is possible that some or all of our officers and directors may negotiate employment or consulting arrangements with the post-transaction company after our initial business combination. Any such arrangements will be disclosed in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders in connection with a proposed business combination, to the extent they are known at such time.

The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, but we do not believe that such arrangements will be a determining factor in our decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 30, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially own our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 8,625,000 shares of our Ordinary Shares, issued and outstanding as of March 30, 2026.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as such Private Placement Warrants are not exercisable within 60 days of the date of this Annual Report.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares

Origin Equity LLC(2)	1,449,000	18.37%
Yung-Hsi (“Edward”) Chang (2)	1,449,000	18.37%
Kuo-Shui (“Ringo”) Chao(3)	25,000	*
Derek Alef(3)	13,000	*
Daniel Alef(3)	13,000	*
All directors and officers as a group (4 individuals)	51,000	*
	1,500,000	19.10%
5% Stockholders

Karpus Management, Inc.(4)	819,444	9.50%
Glazer Capital, LLC(5)	493,321	5.72%
AQR Capital Management, LLC(6)	436,650	5.06%
Hudson Bay Capital Management LP(7)	500,000	5.80%
Wolverine Asset Management LLC(8)	436,403	5.06%

*	Less than 1%.

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o CapitaGreen, Level 24, 138 Market St, Singapore 043946.

(2)	Based on 1,500,000 ordinary shares outstanding immediately prior to the IPO.

(3)	Our sponsor is the record holder of such shares. Yung-Hsi (“Edward”) Chang is the sole managing member of our sponsor and holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. Mr. Chang disclaims any beneficial ownership of the securities held by our sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	Based on a Schedule 13G filed on February 13, 2026 by Karpus Management, Inc. The business address of the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.

(5)

Based on a Schedule 13G filed on November 13, 2025 by Glazer Capital, LLC and Paul J. Glazer. The business address of each reporting person is 250 West 55th Street, Suite 30A, New York, New York 10019.

(6)

Based on a Schedule 13G filed on November 13, 2025 by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC. The business address of each reporting person is One Greenwich Plaza, Suite 130, Greenwich, Connecticut 06830.

(7)	Based on a Schedule 13G filed on November 12, 2025 by Hudson Bay Capital Management LP and Sander Gerber. The business address of each reporting person is 290 Harbor Dr., Stamford, CT 06902.

(8)

Based on a Schedule 13G filed on October 10, 2025 by Wolverine Asset Management LLC, Wolverine Trading Partners, Inc, Wolverine Holdings, L.P., Christopher L. Gust and Robert R. Bellick. The business address of each reporting person is Wolverine Asset Management, LLC 175 West Jackson Boulevard, Suite 340 Chicago, IL 60604.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Change in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On September 25, 2024, our sponsor purchased 1,725,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.014 per share. Our sponsor has agreed to transfer 25,000 founder shares to Kuo-Shui (“Ringo”) Chao, 13,000 founder shares to Daniel Alef, and 13,000 founder shares to Derek Alef, provided that in either case the directors remain with us until the closing of a business combination. None of our executive officers or directors have received any cash compensation for services rendered to us. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. Our sponsor will own approximately 20% of our issued and outstanding shares after this offering (not including the ordinary shares underlying the ThinkEquity units, the ordinary shares underlying the private units, or the ordinary shares underlying the units issuable upon conversion of working capital loans).

Our sponsor has agreed to purchase an aggregate of 355,000 private units (or 373,000 private units if the underwriters’ over-allotment option is exercised in full) at a price of $10.00 per private unit in a private placement that will close simultaneously with the closing of this offering. Each private unit consists of one private share, and one-half of one warrant granting the holder thereof the right to receive one ordinary share upon the consummation of an initial business combination.

As more fully discussed in “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private units, and units issued upon conversion of working capital loans, and the securities underlying the private units, which is described under the heading “Principal Shareholders — Registration Rights.”

In addition, although there are no current plans to do so, in order to facilitate our initial business combination or a PIPE financing or for any other reason determined by our sponsor in its sole discretion, our sponsor may surrender or forfeit, transfer or exchange our founder shares, private units, or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of our Code of Ethics is filed as an exhibit to the registration statement filed with the SEC in connection with this offering.

In addition, our audit committee, pursuant to a written charter that we have adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee charter is filed as an exhibit to the registration statement filed with the SEC in connection with this offering. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $500,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to our sponsor of $25,000 per month for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into private units, at a price of $10.00 at the option of the lender.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Item 14. Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information, the registration statement and other required filings with the SEC for the for the years ended of December 31, 2025 and 2024 were $122,200 and $0, respectively.

Audit-Related Fees. During the year ended December 31, 2025 and 2024, Withum did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2025 and 2024, Withum did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and 2024, Withum did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from September 25, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from September 25, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from September 25, 2024 (inception) through December 31,2024	F-6
Notes to Financial Statements	F-7

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 27, 2025)
3.2	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 8, 2025)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 27, 2025)
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 27, 2025)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 27, 2025)
4.4	Warrant Agreement, dated July 1, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 8, 2025)
4.5*	Description of the Registrant’s Securities, as amended
10.1	Promissory Note, dated October 14, 2024, issued to Origin Equity LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 27, 2025)
10.2	Amended and Restated Promissory Note, dated January 7, 2025, issued to Origin Equity LLC. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 27, 2025)
10.3	Letter Agreement, dated July 1, 2025, by and among the Company, its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 8, 2025)

Exhibit No.	Description
10.4	Investment Management Trust Account Agreement, dated July 1, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 8, 2025)
10.5	Registration Rights Agreement, dated July 1, 2025, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 8, 2025)
10.6	Securities Subscription Agreement, dated September 25, 2024, between the Registrant and Origin Equity LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 27, 2025)
10.7	Private Units Purchase Agreement, dated July 1, 2025, by and between the Company and the Sponsor. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 8, 2025)
10.8	Form of Indemnity Agreement ((incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 8, 2025)
10.9	Administrative Services Agreement, dated July 1, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 8, 2025)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 27, 2025)
19*	Insider Trading Compliance Policy and Procedures
21*	Subsidiaries of the Registrant
24*	Power of Attorney (included on the Signatures page of this Annual Report)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Policy For Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGIN INVESTMENT CORP I
Date: March 30, 2026
	By:	/s/ Yung-Hsi (“Edward”) Chang
Yung-Hsi (“Edward”) Chang
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yung-Hsi (“Edward”) Chang, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yung-Hsi (“Edward”) Chang	Chairman and Chief Executive Officer	March 30, 2026
Yung-Hsi (“Edward”) Chang	(Principal Executive Officer)

/s/ Yung-Hsi (“Edward”) Chang	Interim Chief Financial Officer	March 30, 2026
Yung-Hsi (“Edward”) Chang	(Principal Financial and Accounting Officer)

/s/ Kuo-Shui (“Ringo”) Chao	Director	March 30, 2026
Kuo-Shui (“Ringo”) Chao

/s/ Derek Alef	Director	March 30, 2026
Derek Alef

/s/ Daniel Alef	Director	March 30, 2026
Daniel Alef

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from September 25, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Equity for the year ended December 31, 2025 and for the period from September 25, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from September 25, 2024 (inception) through December 31, 2024	F-6
Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Origin Investment Corp I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Origin Investment Corp I (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2025, and for the period September 25, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025, and for the period from September 25, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

/s/WithumSmith+Brown, PC

New York, New York

March 30, 2026

PCAOB ID Number 100

ORIGIN INVESTMENT CORP I

BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash	$1,151,773	$-
Prepaid expenses	108,128	-
Deferred offering costs	-	269,945
Total current assets	1,259,901	269,945
OTHER ASSETS
Investments held in Trust Account, including accrued interest	71,051,271	-
TOTAL ASSETS	$72,311,172	$269,945

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity

CURRENT LIABILITIES
Accounts payable and accrued expenses	$174,872	$-
Accrued offering costs	-	83,286
Promissory note - related party	-	169,877
Total current liabilities	174,872	253,163
Total Liabilities	174,872	253,163
COMMITMENTS AND CONTINGENCIES (NOTE 7)
REDEEMABLE ORDINARY SHARES
Ordinary shares subject to possible redemption: 6,900,000 shares at redemption value of $10.30 and $0 per share on December 31, 2025 and 2024, respectively	71,051,271	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,132,500 and 1,725,000 shares issued and outstanding , respectively (excluding 6,900,000 shares subject to possible redemption as on December 31, 2025) (1)	213	173
Additional paid-in capital	409,935	24,827
Retained Earnings (accumulated deficit)	674,881	(8,218)
Total Shareholders’ Equity	1,085,029	16,782
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity	$72,311,172	$269,945

(1)	December 31, 2024 included an aggregate of up to 225,000 ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 5). On July 18, 2025, the Underwriters’ over-allotment option was exercised in full, and the ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

ORIGIN INVESTMENT CORP I

STATEMENTS OF OPERATIONS

	December 31, 2025	For the period September 25, 2024 (inception) through December 31, 2024
OPERATING EXPENSES
General and administrative expenses	$678,172	$8,218
Total expenses	678,172	8,218

OTHER INCOME
Interest income on investments held in Trust Account	1,361,271	-
Total other income	1,361,271	-
NET INCOME (LOSS)	$683,099	$(8,218)
Weighted average shares outstanding ordinary shares subject to possible redemption, basic and diluted	3,422,466	-
Basic and diluted net income per share of ordinary shares subject to possible redemption	$0.13	-
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted (1)	1,805,212	1,500,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.13	$(0.01)

(1)	Up to July 1 2025, this number excludes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the overallotment option was not exercised in full or in part by the underwriter (see Note 5). On July 18, 2025, the Underwriters’ over-allotment option was exercised in full, and the 225,000 ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

ORIGIN INVESTMENT CORP I

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEAR ENDED DECEMBER 31, 2025

	Ordinary Shares		Additional Paid-In	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2024 (1)	1,725,000	$173	$24,827	$(8,218)	$16,782
Sale of Private Units including overallotment	373,000	37	3,729,963	-	3,730,000
Fair Value of Public Warrants, at issuance	-	-	1,345,500	-	1,345,500
Allocated value of transaction costs related to Public Warrants	-	-	(25,830)	-	(25,830)
Issuance of Representative units, at fair value	34,500	3	344,997	-	345,000
Accretion of Ordinary Shares to redemption amount	-	-	(5,009,522)	-	(5,009,522)
Net Income	-	-	-	683,099	683,099
Balance as of December 31, 2025	2,132,500	$213	$409,935	$674,881	$1,085,029

(1)	This number included an aggregate of up to 225,000 ordinary shares subject to forfeiture if the overallotment option was not exercised in full or in part by the underwriter (see Note 5). On July 18, 2025, the Underwriters’ over-allotment option was exercised in full, and the 225,000 ordinary shares were no longer subject to forfeiture.

FOR THE PERIOD SEPTEMBER 25, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024
	Ordinary Shares		Additional paid-in	Accumulated	Total Shareholders’
	Shares	Amount	capital	Deficit	Equity
Balance - September 25, 2024 (inception)	-	$-	$-	$-	$-

Issuance of ordinary shares to Sponsor (1)	1,725,000	173	24,827	-	25,000

Net loss	-	-	-	(8,218)	(8,218)

Balance as of December 31, 2024 (1)	1,725,000	$173	$24,827	$(8,218)	$16,782

(1)	This number included an aggregate of up to 225,000 ordinary shares subject to forfeiture if the overallotment option was not exercised in full or in part by the underwriter (see Note 5). On July 18, 2025, the Underwriters’ over-allotment option was exercised in full, and the 225,000 ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

ORIGIN INVESTMENT CORP I

STATEMENTS OF CASH FLOWS

	For the year end December 31, 2025	For the period September 25, 2024 (inception) through December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$683,099	$(8,218)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(1,361,271)	-
Changes in operating assets and liabilities:
Prepaid expenses	(108,128)	-
Accrued offering cost	(83,286)	-
Accounts payable and accrued expenses	174,872
Payment of operating expenses through promissory note – related party	-	8,218
Net cash used in operating activities	(694,714)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of Cash in Trust Account	(69,690,000)	-
Net cash used in investing activities	(69,690,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of Units (net of underwriting discounts paid)	68,310,000	-
Payment of offering costs	(48,247)	-
Proceeds from sale of private placement units (net of repayment of Promissory note - related party)	3,274,634	-
Proceeds from sale of representative units	100	-
Net cash provided by financing activities	71,536,487	-

NET CHANGE IN CASH	1,151,773	-
CASH, BEGINNING OF YEAR	-	-
CASH, END OF YEAR	$1,151,773	$-

Offering costs paid through promissory note - related party	$185,674	$161,659
Operating costs paid through promissory note - related party	$99,815	$-
Deferred offering costs included in accrued offering costs	$-	$83,286
Payment of deferred offering costs by the Sponsor in exchange for the issuance of ordinary shares	$-	$25,000

The accompanying notes are an integral part of these financial statements.

ORIGIN INVESTMENT CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Origin Investment Corp I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 25, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not selected any Business Combination target, and it has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination.

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all the risks associated with early stage and emerging growth companies.

As of December, 31, 2025, the Company had not commenced any operations. All activity for the year ended December 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 355,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Origin Equity LLC (the “Sponsor”), generating gross proceeds of $3,550,000. Each private unit will be identical to the public units sold in this offering, except as described in this Annual Report. Upon the full exercise of the underwriters’ over-allotment an additional 18,000 Private Placement Units were purchased by the Company’s sponsor at a price of $10.00 per Private Placement Unit generating gross proceeds of $180,000.

Transaction costs amounted to $1,638,681, consisting of $690,000 of Underwriting commissions paid at closing (1% of gross proceeds from units offered to public), $345,000 for value of the Representative Units (Note 6) issued and $603,681 of other offering costs.

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

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account was initially anticipated to be $10.10 per public share.

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (except for the Company’s independent auditors), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot be sure that the Sponsor would be able to satisfy those obligations.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination (less deferred underwriting commissions).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Liquidity

As of December 31, 2025 the Company had cash of $ 1,151,773 and a working capital surplus of $1,085,029

In order to fund working capital or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements- Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that after the closing of the Initial Public Offering and sale of the private placement, the Company has sufficient funds to finance the working capital needs of the Company and that the Company would be able to continue as a going concern for the following twelve months from the issuance of the financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,151,773 and $0 in cash and no cash equivalents as on December 31, 2025 and 2024, respectively.

Investment Held in Trust Account

As of December 31, 2025, the Company had $71,051,271 invested in money market mutual funds held in the Trust Account.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”) addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between the Class A Ordinary Shares and the Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A Ordinary Shares. Offering costs allocated to the Class A Ordinary Shares were charged to temporary equity and offering costs allocated to the Warrants were charged to shareholders’ equity, as Public Warrant and Private Placement Warrants, after Management’s evaluation, are accounted for under equity treatment in the accompanying financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal Depository Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of December 31, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Fair Value of Public Warrants at Issuance	(1,345,500)
Public issuance costs	(1,612,751)
Plus:
Remeasurement of carrying value to redemption value	5,009,522
Ordinary Shares subject to possible redemption, December 31, 2025	$71,051,271

Net Income (loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. As of December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

Warrants were excluded from the calculation because their exercise is contingent upon future events and they were not dilutive for the period presented. Accordingly, diluted income per ordinary share is equal to basic income per ordinary share.

	For the year end December 31, 2025
	Redeemable Shares	Non-redeemable shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$447,212	$235,887
Denominator:
Basic and diluted weighted average ordinary shares outstanding	3,422,466	1,805,212
Basic and dilution net income per ordinary share	$0.13	$0.13

	For the period September 25, 2024 (inception) through December 31, 2024
	Redeemable Shares	Non-redeemable shares
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$-	$(8,218)
Denominator:
Basic and diluted weighted average ordinary shares outstanding		1,500,000
Basic and dilution net income (loss) per ordinary share	$-	$(0.01)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 or 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Share-based Compensation.

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to be vest. Share-based payments are valued by multiplying the marketable value per Founder Share by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the accompanying statements of operations.

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

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the warrant is outstanding.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures’. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on September 25, 2024, date of incorporation. The adoption of ASU 2023-07 had no material impact on the Company’s financial position, results of operations, or cash flows.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

The Company established the initial fair value Founder Shares on July 1, 2025, the date of the first grant agreement, using a calculation prepared by a third-party valuation team that takes into consideration a risk free rate of 3.94% and a share price of $9.80. The membership interests were assigned subject to a performance condition (i.e., providing services through the Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per Founder Share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares. As of December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

Promissory Note — Related Party

On October 14, 2024, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the Initial Public Offering. As of December 31, 2025 and 2024, there was $0 and $169,877, respectively, outstanding under the Promissory Note. Upon the closing of the Initial Public Offering the Note was settled in full and borrowings are no longer available.

Due from Sponsor

During 2025, the Sponsor owed the Company an aggregate amount of $493,600. This obligation was adjusted against amount payable under the Note and was fully settled by December 31, 2025.

Administrative Support Services

Commencing on the effective date of the Initial Public Offering on July 3, 2025 and through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company has agreed to pay the Sponsor a total of $25,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company has accrued and incurred $150,000 under the administrative services agreement, which are included in general and administrative expenses on the accompanying statements of operations, for the year ended December 31, 2025.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private units. As of December 31, 2025 and 2024, there were no amounts outstanding under the Working Capital Loans.

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

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. There were no preference shares issued or outstanding on December 31, 2025 and 2024.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.

As of December 31, 2025, there were 2,132,500 ordinary shares issued and outstanding (excluding the 6,900,000 shares subject to possible redemption). As of December 31, 2024 there were 1,725,000 ordinary shares issued and outstanding.

Warrants — As of December 31,2025 there were 3,857,500 Warrants outstanding, including 3,450,000 Public Warrants, 373,000 Private Placement Warrants and 34,500 warrants underlying the Representative Units. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company is registering the ordinary shares issuable upon exercise of the Public Warrants in the registration statement of which the prospectus, in which these financial statements are included, forms a part because the Public Warrants will become exercisable 30 days after the completion of a Business Combination, which may be within one year of the Initial Public Offering. However, because the Public Warrants will be exercisable until their expiration date of up to five years after the completion of the Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of the Business Combination, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Public Warrants on the day of the IPO was $1,170,000 or $ 0.39 per Public Warrant. The fair value of the Public Warrants was determined using Black- Scholes Simulation Model. The Public Warrants have been classified within shareholder’s equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants used in the Level 3 valuation of Public Warrants:

July 8, 2025
Implied ordinary share price	$9.80
Exercise price	$11.50
Simulation term (years)	5
Risk free Rate	3.94%
Selected volatility	30.89%
Calculated value per Warrant	$0.39

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no transfers between levels of fair value hierarchy during the year ended December 31, 2025.

December 31, 2025

Description	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unabsorbable Inputs (Level 3)
Assets:
Investments in Trust Account-Money Market Fund	$71,051,271	$-	$-

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31, 2025	December 31, 2024
Investments held in Trust Account	$71,051,271	$-
Cash	$1,151,773

	For the year ended December 31, 2025	For the period September 25,2024 (inception) through December 31, 2024
General and administrative expenses	$678,172	$8,218
Interest income on investments held in Trust Account	$1,361,271	$-

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

