Form 10-Q
period 2026-03-31
Origin Investment Corp I
filed 2026-05-15
CIK 2044523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 15, 2026, there were 8,625,000 ordinary shares, $0.0001 par value, issued and outstanding.

ORIGIN INVESTMENT CORP I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

2

Item 1. Interim Condensed Financial Statements.

PART I - FINANCIAL INFORMATION

ORIGIN INVESTMENT CORP I

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$834,106	$1,151,773
Prepaid expenses	118,992	108,128
TOTAL CURRENT ASSETS	953,098	1,259,901

OTHER ASSETS
Investment held in Trust Account	71,682,535	71,051,271
TOTAL ASSETS	$72,635,633	$72,311,172

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$108,771	$174,872
TOTAL CURRENT LIABILITIES	108,771	174,872
TOTAL LIABILITIES	108,771	174,872

COMMITMENTS AND CONTINGENCIES (NOTE 6)
ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
Ordinary shares subject to possible redemption: 6,900,000 shares at redemption value of $10.39 and $10.30 per share at March 31, 2026 and December 31, 2025, respectively	71,682,535	71,051,271

SHAREHOLDERS’ EQUITY
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,132,500 shares issued and outstanding respectively (excluding 6,900,000 shares subject to possible redemption at March 31, 2026)	213	213
Additional paid-in capital	-	409,935
Retained Earnings	844,114	674,881
TOTAL SHAREHOLDERS’ EQUITY	$844,327	$1,085,029

TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ EQUITY	$72,635,633	$72,311,172

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORIGIN INVESTMENT CORP I

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED

	March 31, 2026	March 31, 2025
OPERATING EXPENSES
General and administrative expenses	$240,702	$4,593
Total expenses	$240,702	$4,593

OTHER INCOME
Interest income on investments held in Trust Account	$631,264	$-
Total other income	$631,264	$-

NET INCOME (LOSS)	$390,562	$(4,593)

Weighted average shares outstanding ordinary shares subject to possible redemption, basic and diluted	6,900,000
Basic and diluted net income per share of ordinary shares subject to possible redemption	$0.04
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	2,132,500	1,500,000	(1)
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.04	$0.00

(1)	This number excludes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). On July 18, 2025, the Underwriters’ over-allotment option was exercised in full, and the 225,000 ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORIGIN INVESTMENT CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Ordinary Shares		Additional paid-in	Retained Earnings	Total shareholders’
	Shares	Amount	capital	(Deficit)	Equity
Balance as of January 1, 2026	2,132,500	$213	$409,935	$674,881	$1,085,029
Net income				390,562	390,562
Accretion for Ordinary Shares to redemption amount			(409,935)	(221,329)	(631,264)
Balance as of March 31, 2026	2,132,500	$213	$-	$844,114	$844,327

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balance - January 1, 2025	1,725,000	$173	$24,827	$(8,218)	$16,782
Net loss				(4,593)	(4,593)
Balance - March 31, 2025	1,725,000	$173	$24,827	$(12,811)	$12,189

(1)	This number includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORIGIN INVESTMENT CORP I

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED

	March 31, 2026		March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$390,562	$(4,593)
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account		(631,264)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets		(10,864)	-
Accounts payable and accrued expenses		(66,101)	-
Payment of operating expenses through promissory note – related party		-	4,593
Net cash used in operating activities		$(317,667)	$-

NET CHANGE IN CASH		(317,667)	-
CASH, BEGINNING OF PERIOD		1,151,773	-
CASH, END OF PERIOD		$834,106	$-

Offering costs paid through promissory note - related party	$		$47,518
Deferred offering costs included in accrued offering costs	$		$25,518

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORIGIN INVESTMENT CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from September 25, 2024 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 355,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Origin Equity LLC (the “Sponsor”), generating gross proceeds of $3,550,000. Each private unit is identical to the public units sold in the Initial Public Offering, except as described in the Initial Public Offering prospectus. Upon the full exercise of the underwriters over-allotment an additional 18,000 Private Placement Units were purchased by the Company’s sponsor at a price of $10.00 per Private Placement Unit generating gross proceeds of $180,000.

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial business combination; (ii) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company has not consummated an initial business combination within 24 months or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares or private placement shares if the Company fails to complete the initial Business Combination within 24 months, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares and private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on July 3, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future interim or year-end periods.

Liquidity

As of March 31, 2026, the Company had cash of $834,106 and working capital of $844,327.

In order to fund working capital or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements- Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that after the closing of the Initial Public Offering and sale of the private placement, the Company has sufficient funds to finance the working capital needs of the Company and that the Company would be able to continue as a going concern for the following twelve months from the issuance of the unaudited interim condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $834,106 and $1,151,773 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Investment Held in Trust Account

As of March 31, 2026, the Company had $71,682,535 held in trust account in money market mutual funds, which invest only in direct U.S. government treasury obligations.

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

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of March 31, 2026, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Fair Value of Public Warrants at Issuance	(1,345,500)
Public issuance costs	(1,612,751)
Plus:
Remeasurement of carrying value to redemption value	5,009,522
Ordinary Shares subject to possible redemption, December 31, 2025	$71,051,271
Plus:
Remeasurement of carrying value to redemption value	631,264
Ordinary Shares subject to possible redemption, March 31, 2026	$71,682,535

Net Income (loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

	For the three months ended March 31, 2026
	Redeemable Shares	Non-redeemable shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$298,353	$92,209
Denominator:
Basic and diluted weighted average ordinary shares outstanding	6,900,000	2,132,500
Basic and diluted net income per ordinary share	$0.04	$0.04

	For the three months ended March 31, 2025
	Redeemable Shares	Non-redeemable shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income (loss)	$-	$(4,593)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	-	1,500,000
Basic and diluted net income per ordinary share	$0.00	$0.00

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026, and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on July 3, 2025 and the underwriter’s over-allotment option exercised in full on July 18, 2025, the Company sold 355,000 and 18,000 Private Placement Units respectively at a purchase price of $10.00 per unit. Each Private Placement Unit consists of one ordinary share and one-half of one Private Warrant. Each whole Private Warrant entitles the holder thereof to purchase one ordinary share at a price of $11.50 per share, subject to adjustment. Such Private units are identical to the Units sold in the Initial Public Offering. If the Company does not consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering, any proceeds from the sale of the Private units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). Holders of the Private units have entered into an agreement, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, private shares included in any Private units and Public Shares in connection with (i) the completion of the initial Business Combination and (ii) the implementation by the directors of, following a shareholder vote to approve, an amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the ordinary shares the right to have their shares redeemed or repurchased in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the ordinary shares. The Private units (including any private shares or Private Placement Warrants included in such Private units) will not be transferable or saleable until 30 days after the completion of the initial Business Combination. Certain proceeds from the Private units will be added to the proceeds from the Initial Public Offering to be held in the Trust Account.

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

On July 3, 2025, the Sponsor transferred an aggregate of 51,000 founder shares to the three independent directors of the Company in exchange for their services as independent directors through the Company’s initial Business Combination. The transfer of the founder shares to the holders are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 51,000 founder shares assigned to the holders on July 3, 2025 was $105,570 or $2.07 per share. The shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares. As of March 31, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

The Founder Shares are identical to the ordinary shares included in the units sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares, private placement shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of the public shares if we have not consummated an initial business combination within 24 months or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the trust account with respect to their Founder Shares or private placement shares if we fail to complete the initial Business Combination within 24 months, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the trust account and (D) vote any Founder Shares and private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination.

Promissory Note — Related Party

On October 14, 2024, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the Initial Public Offering. As of March 31, 2026, and December 31, 2025, there were no outstanding balances under the Promissory Note. Borrowings under the note are no longer available.

Administrative Support Services

Commencing on the effective date of the Initial Public Offering on July 3, 2025 and through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company has agreed to pay the Sponsor a total of $25,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company has accrued and incurred $75,000 under the administrative services agreement, which are included in general and administrative expenses on the accompanying condensed statements of operations, for the three months ended March 31, 2026.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private units. As of March 31, 2026, and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS

Registration Rights

The initial shareholders, as the holders of the Founder Shares and Private units, including from time to time the public shares, Private units that may be issued upon conversion of Working Capital Loans, any private shares or Private Placement Warrants included in the Private units, any ordinary shares issuable upon exercise of warrants they may hold or acquire, and any warrants, including Private Placement Warrants, that they may hold or acquire, are entitled to registration rights pursuant to a registration and shareholder rights agreement signed in connection with the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriter was entitled to a cash underwriting discount of 1% of the gross proceeds of the Initial Public Offering, $690,000 (including the underwriter’s full exercise of the over-allotment), which was paid upon the closing of the Initial Public Offering and the over-allotment option. In addition, the underwriter was entitled to receive 0.5% of the number of Units sold or 34,500 units in the aggregate (the “Representative Units”) with such Units restricted from sale until the closing of the Initial Business Combination and with no rights to the Trust Account. The Representative’s Units are identical to the Private Placement Units, except that the Representative’s Units were purchased in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Act”) and will not become freely tradable until after certain conditions are met and the resale of such Representative Units is registered under the Act.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East including those involving the United States, Iran and Israel. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.

As of March 31, 2026, and December 31, 2025, there were 2,132,500 ordinary shares issued and outstanding (excluding the 6,900,000 shares subject to possible redemption).

Warrants — As of March 31, 2026, there were 3,857,500 warrants outstanding, including 3,450,000 Public Warrants, 373,000 Private Placement Warrants and 34,500 warrants underlying the Representative Units. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company registered the ordinary shares issuable upon exercise of the Public Warrants in the Initial Public Offering because the Public Warrants will become exercisable 30 days after the completion of a Business Combination. However, because the Public Warrants will be exercisable until their expiration date of up to five years after the completion of the Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of the Business Combination, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Redemption of warrants when the price per ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

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

In no event will the Company be required to net cash settle any warrant. If the Company has not completed a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Public Warrants on the day of the Initial Public Offering was $1,170,000 or $0.39 per Public Warrant. The fair value of the Public Warrants was determined using Black-Scholes Simulation Model. The Public Warrants have been classified within shareholder’s equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants used in the Level 3 valuation of Public Warrants:

July 3, 2025
Implied ordinary share price	$9.80
Exercise price	$11.50
Simulation term (years)	5
Risk free Rate	3.94%
Selected volatility	30.80%
Calculated value per Warrant	$0.39

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no transfers between levels of fair value hierarchy during the period ending March 31, 2026.

March 31, 2026

Description	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money Market Fund	$71,682,535	$-	$-

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

The Company’s chief operating decision maker (“CODM”) has been identified as the Interim Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

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

	March 31, 2026	December 31, 2025
Investments held in Trust Account	$71,682,535	$71,051,271
Cash	$834,106	1,151,773

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
General and administrative expenses	$240,702	$4,593
Interest income on investments held in Trust Account	$631,264	$-

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an Initial Business Combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 3, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We may seek to extend the Combination Period consistent with applicable laws, regulations, and stock exchange rules by amending our amended and restated memorandum and articles of association. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote for such approval. Such redemptions will decrease the amount held in our Trust Account, and our capitalization may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will be subject to a suspension of trading and delisting from Nasdaq.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the quarter ended March 31, 2026, were organizational activities, those necessary to identify potential target companies for our Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on assets held in our Trust Account (defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the quarter ended March 31, 2026, we had net income of $390,562, which resulted from interest earned on marketable securities held in Trust Account of $631,264 offset by general and administrative expenses of $240,702.

For the quarter ended March 31, 2025, we had net loss of $4,593, which resulted from general and administrative expenses of $4,593.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 355,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Origin Equity LLC (the “Sponsor”), generating gross proceeds of $3,550,000. Each private unit is identical to the public units sold in the Initial Public Offering, except as described in this Quarterly Report. Upon full exercise of the underwriters’ over-allotment an additional 18,000 Private Placement Units were purchased by the Company’s sponsor at a price of $10.00 per Private Placement Unit generating gross proceeds of $180,000.

Transaction costs amounted to $1,638,581, consisting of $690,000 of Underwriting commissions paid at closing (1% of gross proceeds from units offered to public), $344,900 for value of the Representative Units (Note 6) issued and $603,681 of other offering costs.

For the quarter ended March 31, 2026, net cash used in operating activities was $317,667. Net income of $390,562 was affected by interest earned on marketable securities held in the Trust Account of $631,264, and payment of operation costs of $240,702. Changes in operating assets and liabilities used $317,667 of cash for operating activities.

For the quarter ended March 31, 2025, net cash used in operating activities was $0. Net loss was affected by payment of operation costs of $4,593. Changes in operating assets and liabilities used $0 of cash for operating activities.

For the quarter ended March 31, 2026, net cash used in investing activities was $0.

For the quarter ended March 31, 2025, net cash used in investing activities was $0.

For the quarter ended March 31, 2026, net cash provided by financing activities was $0.

For the quarter ended March 31, 2025, net cash provided by financing activities was $0.

As of March 31, 2026, we had marketable securities held in the Trust Account of $71,682,535 consisting of money market mutual funds that invest in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any.

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

As of March 31, 2026, we had cash of $834,106. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

To fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we will repay such loaned amounts. If a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of March 31, 2026, the Company does not believe it will need to raise additional funds to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to its Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company may become obligated to redeem a significant number of its Public Shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor $25,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team.

Critical Accounting Estimates

The preparation of financial statement and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statement, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Ordinary Shares Subject to Possible Redemption

In accordance with FASB ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480-10-S99. 6,900,000 ordinary shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial Business Combination and in connection with certain amendments to our amended and restated memorandum and articles of association. Accordingly, at March 31, 2026, 6,900,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of shareholders’ equity on the balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Following the closing of the Initial Public Offering and over-allotment option, an amount of $69,690,000 ($10.10 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the Trust Account. For additional information, see Note 1 to our unaudited condensed financial statements in this Quarterly Report.

(c)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

See the Exhibit Index to this Quarterly Report immediately below and before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 8, 2025)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Interim Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Origin Investment Corp I
Date: May 15, 2026
	By:	/s/ Yung-Hsi (“Edward”) Chang
	Name:	Yung-Hsi (“Edward”) Chang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Yung-Hsi (“Edward”) Chang
	Name:	Yung-Hsi (“Edward”) Chang
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

