Form 10-Q
period 2026-06-30
Origin Investment Corp I
filed 2026-08-14
CIK 2044523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, there were 8,625,000 ordinary shares, $0.0001 par value, issued and outstanding.

ORIGIN INVESTMENT CORP I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

2

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements.

ORIGIN INVESTMENT CORP I

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$681,322	$1,151,773
Prepaid expenses	44,735	108,128
TOTAL CURRENT ASSETS	726,057	1,259,901

OTHER ASSETS
Investments held in Trust Account	72,321,043	71,051,271
TOTAL ASSETS	$73,047,100	$72,311,172

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$136,177	$174,872
TOTAL CURRENT LIABILITIES	136,177	174,872
TOTAL LIABILITIES	136,177	174,872

COMMITMENTS AND CONTINGENCIES (NOTE 6)
ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
Ordinary shares subject to possible redemption: 6,900,000 shares at redemption value of $10.48 and $10.30 per share at June 30, 2026 and December 31, 2025, respectively	72,321,043	71,051,271

SHAREHOLDERS’ EQUITY
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30,2026 and December 31,2025	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,132,500 shares issued and outstanding at June 30,2026 and December 31,2025 (excluding 6,900,000 shares subject to possible redemption at June 30, 2026)	213	213
Additional paid-in capital	-	409,935
Retained earnings	589,667	674,881
TOTAL SHAREHOLDERS’ EQUITY	589,880	1,085,029

TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ EQUITY	$73,047,100	$72,311,172

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORIGIN INVESTMENT CORP I

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
OPERATING EXPENSES
General and administrative expenses	$254,447	$115,827	$495,149	$120,420
Total expenses	254,447	115,827	495,149	120,420

OTHER INCOME
Interest income on investments held in Trust Account	638,508	-	1,269,772	-
Total other income	638,508	-	1,269,772	-

NET INCOME (LOSS)	$384,061	$(115,827)	$774,623	$(120,420)

Weighted average shares outstanding ordinary shares subject to possible redemption, basic and diluted	6,900,000		6,900,000
Basic and diluted net income per share of ordinary shares subject to possible redemption	$0.04		$0.09
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	2,132,500	1,500,000 (1)	2,132,500	1,500,000 (1)
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.04	$(0.08)	$0.09	$(0.08)

(1)	This number excludes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). On July 18, 2025, the underwriters’ over-allotment option was exercised in full, and the 225,000 ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORIGIN INVESTMENT CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary Shares		Additional Paid-in	Retained Earnings	Total Shareholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance as of January 1, 2026	2,132,500	$213	$409,935	$674,881	$1,085,029
Net income				390,562	390,562
Accretion for ordinary shares to redemption amount	-	-	(409,935)	(221,329)	(631,264)
Balance as of March 31, 2026	2,132,500	213	$-	844,114	844,327
Net income				384,061	384,061
Accretion for ordinary shares to redemption amount	-	-	-	(638,508)	(638,508)
Balance as of June 30, 2026	2,132,500	$213	$-	$589,667	$589,880

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares(1)	Amount	Capital	Deficit	Equity (Deficit)
Balance as ofJanuary 1, 2025	1,725,000	$173	$24,827	$(8,218)	$16,782
Net loss	-	-		(4,593)	(4,593)
Balance as ofMarch 31, 2025	1,725,000	173	$24,827	(12,811)	12,189
Net loss	-	-		(115,827)	(115,827)
Balance as of June 30, 2025	1,725,000	$173	$24,827	$(128,638)	$(103,638)

(1)	This number includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORIGIN INVESTMENT CORP I

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$774,623	$(120,420)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(1,269,772)	-
Changes in operating assets and liabilities:
Prepaid expenses	63,393	-
Accounts payable and accrued expenses	(38,695)	49,335
Payment of operating expenses through promissory note - related party	-	71,085
Net cash used in operating activities	(470,451)	-

NET CHANGE IN CASH	(470,451)	-
CASH, BEGINNING OF PERIOD	1,151,773	-
CASH, END OF PERIOD	$681,322	$-

Offering costs paid through promissory note - related party	$-	$114,986
Deferred offering costs included in accrued offering costs	$-	$113,469

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORIGIN INVESTMENT CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 1 - ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from September 25, 2024 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 1, 2025. On July 3, 2025, the Company consummated the Initial Public Offering of 6,000,000 units (the “Public Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $60,000,000. Each Unit consists of one ordinary share and one-half of one redeemable warrant. On July 18, 2025, the underwriter fully exercised its over-allotment option to purchase an additional 900,000 units at a purchase price of $10.00 per unit, generating additional gross proceeds of $9,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 355,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Origin Equity LLC (the “Sponsor”), generating gross proceeds of $3,550,000. Each private unit is identical to the public units sold in the Initial Public Offering, except as described in the Initial Public Offering prospectus. Upon the full exercise of the underwriter’s over-allotment an additional 18,000 Private Placement Units were purchased by the Sponsor at a price of $10.00 per Private Placement Unit generating gross proceeds of $180,000.

Transaction costs amounted to $1,638,581, consisting of $690,000 of underwriting commissions paid at closing (1% of gross proceeds from units offered to public), $344,900 for value of the Representative Units (see Note 6) issued and $603,681 of other offering costs.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for year ended December 31, 2025 filed with the SEC on March 30, 2026. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim or year-end periods.

Going Concern

As of June 30, 2026, the Company had cash of $681,322 and working capital of $589,880.

In order to fund working capital or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Financial Statement Presentation — Going Concern,” the Company’s Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited consolidated financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the combination period. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic investments and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $681,322 and $1,151,773 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of June 30, 2026, the Company had $72,321,043 held in a trust account in money market mutual funds, which invest only in direct U.S. government treasury obligations.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and warrants by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the ordinary shares. Offering costs allocated to the Public and Private Placement Units were allocated to temporary equity and shareholders’ equity(deficit), based on the classification of underlying financial instruments.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amount represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times,may exceed the Federal deposit Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025 the ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Fair Value of Public Warrants at Issuance	(1,345,500)
Public issuance costs	(1,612,751)
Plus:
Remeasurement of carrying value to redemption value	5,009,522
Ordinary shares subject to possible redemption, December 31, 2025	71,051,271
Plus:
Remeasurement of carrying value to redemption value	1,269,772
Ordinary shares subject to possible redemption, June 30, 2026	$72,321,043

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. As of June 30, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

	For the three months ended June 30, 2026
	Redeemable Shares	Non-redeemable shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$293,387	$90,674
Denominator:
Basic and diluted weighted average ordinary shares outstanding	6,900,000	2,132,500
Basic and diluted net income per ordinary share	$0.04	$0.04

	For the six months ended June 30, 2026
	Redeemable Shares	Non-redeemable shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$591,740	$182,882
Denominator:
Basic and diluted weighted average ordinary shares outstanding	6,900,000	2,132,500
Basic and diluted net income per ordinary share	$0.09	$0.09

	For the three and six months ended June 30, 2025
	Non-redeemable shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net loss, as adjusted	$(115,827)	$(120,420)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,500,000	1,500,000
Basic and diluted net loss per ordinary share	$(0.08)	$(0.08)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the condensed statements of operations.

The Public Warrants and Private Placement Warrants are not precluded from equity classification and were accounted for as such on the date of issuance.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on September 25, 2024, date of incorporation.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 - INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on July 3, 2025, the Company sold 6,900,000 Units, (including 900,000 Units issued pursuant to the full exercise by the underwriter of its over-allotment option on July 18, 2025) at a purchase price of $10.00 per Unit. Each Unit consisted of one ordinary share and one-half of one redeemable public warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment.

Each Public Warrant becomes exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

NOTE 4 - PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on July 3, 2025 and the underwriter’s over-allotment option exercised in full on July 18, 2025, the Company sold 355,000 and 18,000 Private Placement Units, respectively, at a purchase price of $10.00 per unit. Each Private Placement Unit consists of one ordinary share and one-half of one Private Warrant. Each whole Private Warrant entitles the holder thereof to purchase one ordinary share at a price of $11.50 per share, subject to adjustment. Such Private units are identical to the Units sold in the Initial Public Offering. If the Company does not consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering, any proceeds from the sale of the Private units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). Holders of the Private units have entered into an agreement, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, private shares included in any Private units and Public Shares in connection with (i) the completion of the initial Business Combination and (ii) the implementation by the directors of, following a shareholder vote to approve, an amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the ordinary shares the right to have their shares redeemed or repurchased in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the ordinary shares. The Private units (including any private shares or Private Placement Warrants included in such Private units) will not be transferable or saleable until 30 days after the completion of the initial Business Combination. Certain proceeds from the Private units will be added to the proceeds from the Initial Public Offering to be held in the Trust Account.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

On July 3, 2025, the Sponsor transferred an aggregate of 51,000 founder shares to the three independent directors of the Company in exchange for their services as independent directors through the Company’s initial Business Combination. The transfer of the founder shares to the holders are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 51,000 founder shares assigned to the holders on July 3, 2025 was $105,570 or $2.07 per share. The shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Founder Shares are redesignated as ordinary shares upon the adoption of the amended and restated memorandum and articles of association. The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) 180 days after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

The Founder Shares are identical to the ordinary shares included in the units sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the sponsor, officers and directors have entered into a letter agreement with the company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares, private placement shares and public shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of thecompany’s obligation to allow redemption in connection with an initial business combination or to redeem 100% of the public shares if the company has not consummated an initial business combination within 24 months or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares or private placement shares if the company fails to complete the initial Business Combination within 24 months, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any Founder Shares and private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination.

Promissory Note - Related Party

On October 14, 2024, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the Initial Public Offering. As of June 30, 2026, and December 31, 2025, there were no outstanding balances under the Promissory Note. Borrowings under the note are no longer available.

Administrative Support Services

Commencing on the effective date of the Initial Public Offering on July 3, 2025 and through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company has agreed to pay the Sponsor a total of $25,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company has accrued and incurred $75,000 and $150,000 under the administrative services agreement, which are included in general and administrative expenses on the accompanying condensed statements of operations, for the three and six months ended June 30, 2026, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private units. As of June 30, 2026, and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 900,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts. On July 18, 2025, the underwriter elected to fully exercise its over-allotment option to purchase the Option Units at a price of $10.00 per Unit.

The underwriter was entitled to a cash underwriting discount of 1% of the gross proceeds of the Initial Public Offering, $690,000 (including the underwriter’s full exercise of the over-allotment), which was paid upon the closing of the Initial Public Offering and the over-allotment option. In addition, the underwriter was entitled to receive 0.5% of the number of Units sold or 34,500 units in the aggregate (the “Representative Units”) with such Units restricted from sale until the closing of the Initial Business Combination and with no rights to the Trust Account. The Representative’s Units are identical to the Private Placement Units, except that the Representative’s Units were purchased in a private placement exempt from registration under the Securities Act and will not become freely tradable until after certain conditions are met and the resale of such Representative Units is registered under the Act.

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

NOTE 7 - SHAREHOLDERS’ EQUITY

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares - The Company is authorized to issue 200,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.

As of June 30, 2026, and December 31, 2025, there were 2,132,500 ordinary shares issued and outstanding (excluding the 6,900,000 shares subject to possible redemption at June 30,2026).

Warrants - As of June 30, 2026, there were 3,857,500 warrants outstanding, including 3,450,000 Public Warrants, 373,000 Private Placement Warrants and 34,500 warrants underlying the Representative Units. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

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

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. See “- Redemption of warrants when the price per ordinary share equals or exceeds $18.00” below.

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

Redemption of warrants when the price per ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, which is referred to as the 30-day redemption period; and
●	if, and only if, the last reported sale price of the ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

NOTE 8 -FAIR VALUE MEASUREMENTS

The fair value of the Public Warrants on the day of the Initial Public Offering was $1,170,000 or $0.39 per Public Warrant. The fair value of the Public Warrants was determined using Black-Scholes Simulation Model. The Public Warrants have been classified within shareholders’ equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants used in the Level 3 valuation of Public Warrants:

July 3, 2025
Implied ordinary share price	$9.80
Exercise price	$11.50
Simulation term (years)	5
Risk-free rate	3.94%
Selected volatility	30.80%
Calculated value per Warrant	$0.39

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no transfers between levels of fair value hierarchy during the six months ended June 30, 2026.

June 30, 2026

Description	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money Market Fund	$72,321,043	$-	$-

NOTE 9 -SEGMENT INFORMATION

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

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30, 2026	December 31, 2025
Investments held in Trust Account	$72,321,043	$71,051,271
Cash	$681,322	1,151,773

	For the three months ended June 30, 2026	For the three months ended June 30, 2025
General and administrative expenses	$254,447	$115,827
Interest income on investments held in Trust Account	$638,508	$-

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
General and administrative expenses	$495,149	$120,420
Interest income on investments held in Trust Account	$1,269,772	$-

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an Initial Business Combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the quarter ended June 30, 2026, were organizational activities, those necessary to identify potential target companies for our Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on assets held in our Trust Account (defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2026, we had net income of $384,061 and $774,623, respectively, which resulted from interest earned on marketable securities held in the Trust Account of $638,508 and $1,269,772, respectively, offset by general and administrative expenses of $254,447 and $495,149, respectively.

For the three and six months ended June 30, 2025, we had net loss of $115,827 and $120,420, respectively, which resulted from general and administrative expenses.

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

For the six months ended June 30, 2026, net cash used in operating activities was $470,451. Net income of $774,622 was affected by interest earned on marketable securities held in the Trust Account of $1,269,772 and changes in operating assets and liabilities of $24,699.

For the six months ended June 30, 2025, net cash used in operating activities was $0. Net loss was affected by $120,420 of non-cash or accrued items and changes in operating assets and liabilities used/provided $120,420 of cash for operating activities.

For the six months ended June 30, 2026 and 2025, net cash used in investing activities was $0.

For the six months ended June 30, 2026 and 2025, net cash provided by financing activities was $0.

As of June 30, 2026, we had marketable securities held in the Trust Account of $72,321,043 consisting of money market mutual funds that invest in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any.

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

As of June 30, 2026, we had cash of $681,322. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Financial Statement Presentation — Going Concern,” the Company’s Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited consolidated financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the combination period. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor $25,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team.

Critical Accounting Estimates

The preparation of financial statement and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statement, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

Ordinary Shares Subject to Possible Redemption

In accordance with FASB ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480-10-S99. 6,900,000 ordinary shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial Business Combination and in connection with certain amendments to our amended and restated memorandum and articles of association. Accordingly, at June 30, 2026, 6,900,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of shareholders’ equity on the balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income(loss) by the weighted average number of ordinary shares outstanding during the period. As of June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income(loss) per ordinary share is the same as basic income(loss) per ordinary share for the period presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

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

Origin Investment Corp I
Date: August 14, 2026
	By:	/s/ Yung-Hsi (“Edward”) Chang
	Name:	Yung-Hsi (“Edward”) Chang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Yung-Hsi (“Edward”) Chang
	Name:	Yung-Hsi (“Edward”) Chang
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

