Form 10-Q
period 2026-09-30
Origin Investment Corp I
filed 2026-11-13
CIK 2044523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026, there were 9,032,500ordinary shares, $0.0001 par value, issued and outstanding.

ORIGIN INVESTMENT CORP I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Condensed Financial Statements
Condensed Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	F-1
Condensed Statements of Operations for the three and nine months ended September 30, 2026 and September 30, 2025 (unaudited)	F-2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2026 and September 30, 2025 (unaudited)	F-3
Condensed Statements of Cash Flows for the nine months ended September 30, 2026 and September 30, 2025 (unaudited)	F-4
Notes to Condensed Financial Statements (Unaudited)	F-5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3. Quantitative and Qualitative Disclosures About Market Risk	7
Item 4. Controls and Procedures	7
Part II. Other Information	8
Item 1. Legal Proceedings	8
Item 1A. Risk Factors	8
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3. Defaults Upon Senior Securities	8
Item 4. Mine Safety Disclosures	8
Item 5. Other Information	8
Item 6. Exhibits	9
SIGNATURES	10

2

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements.

ORIGIN INVESTMENT CORP I

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$346,123	$1,151,773
Prepaid expenses	29,272	108,128
TOTAL CURRENT ASSETS	375,395	1,259,901

OTHER ASSETS
Investments held in Trust Account	72,988,914	71,051,271
TOTAL ASSETS	$73,364,309	$72,311,172

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$62,119	$174,872
TOTAL CURRENT LIABILITIES	62,119	174,872
TOTAL LIABILITIES	62,119	174,872

COMMITMENTS AND CONTINGENCIES (NOTE 6)
ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
Ordinary shares subject to possible redemption: 6,900,000 shares at redemption value of $10.58 and $10.30 per share at September 30, 2026 and December 31, 2025, respectively	72,988,914	71,051,271

SHAREHOLDERS’ EQUITY
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2026 and December 31, 2025	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,132,500 shares issued and outstanding at September 30, 2026 and December 31, 2025 (excluding 6,900,000 shares subject to possible redemption at September 30, 2026 and December 31, 2025)	213	213
Additional paid-in capital	-	409,935
Retained earnings	313,063	674,881
TOTAL SHAREHOLDERS’ EQUITY	313,276	1,085,029

TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ EQUITY	$73,364,309	$72,311,172

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORIGIN INVESTMENT CORP I

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended			For the nine months ended
	September 30, 2026	September 30, 2025		September 30, 2026	September 30, 2025
OPERATING EXPENSES
General and administrative expenses	$276,604	$289,518		$771,753	$409,938
Total expenses	276,604	289,518		771,753	409,938

OTHER INCOME
Interest income on investments held in Trust Account	667,871	673,576		1,937,643	673,576
Total other income	667,871	673,576		1,937,643	673,576

NET INCOME	$391,267	$384,058		$1,165,890	$263,638

Weighted-average ordinary shares subject to possible redemption, basic and diluted	6,900,000	6,603,261		6,900,000	2,225,275
Basic and diluted net income per share of ordinary shares subject to possible redemption	$0.04	$0.04		$0.13	$0.07
Weighted-average non-redeemable ordinary shares outstanding, basic and diluted	2,132,500	2,078,397	(1)	2,132,500	1,694,918	(1)
Basic and diluted net income per share, non-redeemable ordinary shares	$0.04	$0.04		$0.13	$0.07

(1)	This number excludes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). On July 18, 2025, the underwriters’ over-allotment option was exercised in full, and the 225,000 ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORIGIN INVESTMENT CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2026	2,132,500	$213	$409,935	$674,881	$1,085,029
Net income				390,562	390,562
Accretion for ordinary shares to redemption value	-	-	(409,935)	(221,329)	(631,264)
Balance as of March 31, 2026	2,132,500	213	$-	844,114	844,327
Net income				384,061	384,061
Accretion for ordinary shares to redemption value	-	-	-	(638,508)	(638,508)
Balance as of June 30, 2026	2,132,500	$213	$-	$589,667	$589,880
Net income				391,267	391,267
Accretion for ordinary shares to redemption value	-	-	-	(667,871)	(667,871)
Balance as of September 30, 2026	2,132,500	$213	$-	$313,063	$313,276

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares		Additional Paid-In	Retained Earnings / Accumulated	Total Shareholders’
	Shares (1)	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2025	1,725,000	$173	$24,827	$(8,218)	$16,782
Net loss	-	-		(4,593)	(4,593)
Balance as of March 31, 2025	1,725,000	173	$24,827	(12,811)	12,189

Net loss	-	-		(115,827)	(115,827)

Balance as of June 30, 2025	1,725,000	$173	$24,827	$(128,638)	$(103,638)
Sale of Private Units including overallotment	373,000	37	3,729,963	-	3,730,000
Fair value of public warrants, at issuance	-	-	1,345,500	-	1,345,500
Issuance of representative units, at fair value	34,500	3	344,997	-	345,000
Allocated value of transaction costs related to public warrants	-	-	(25,830)	-	(25,830)
Accretion of ordinary shares to redemption amount	-	-	(4,321,827)	-	(4,321,827)
Net income	-	-	-	384,058	384,058
Balance as of September 30, 2025	2,132,500	$213	$1,097,630	$255,420	$1,353,263

(1)	This number includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORIGIN INVESTMENT CORP I

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	September 30, 2026	September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,165,890	$263,638
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(1,937,643)	(673,576)
Changes in operating assets and liabilities:
Prepaid expenses	78,856	(155,175)
Accounts payable and accrued expenses	(112,753)	155,917
Accrued offering costs	-	(83,286)
Due to affiliate	-	75,000
Net cash used in operating activities	(805,650)	(417,482)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of Cash in Trust Account	-	(69,690,000)
Net cash used in investing activities	-	(69,690,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of units (net of underwriting discounts)	-	68,310,000
Payment of offering costs	-	(48,247)
Proceeds from sale of private placement units (net of repayment of promissory note – related party)	-	3,274,634
Proceeds from sale of representative units	-	100
Net cash provided by financing activities	-	71,536,487

NET CHANGE IN CASH	(805,650)	1,429,005
CASH, BEGINNING OF PERIOD	1,151,773	-
CASH, END OF PERIOD	$346,123	$1,429,005

Supplement information:
Offering costs paid through promissory note - related party	$-	$185,674
Operating costs paid through promissory note - related party	$-	$99,815

The accompanying notes are an integral part of the unaudited condensed financial statements.

ORIGIN INVESTMENT CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 (UNAUDITED)

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from September 25, 2024 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering and over-allotment option, an amount of $69,690,000 ($10.10 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in a trust account (the “Trust Account”) and invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares (as defined below) if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to the rights of holders of ordinary shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for year ended December 31, 2025 filed with the SEC on March 30, 2026. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim or year-end periods.

Going Concern

As of September 30, 2026, the Company had cash of $346,123 and working capital of $313,276.

In order to fund working capital or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2026, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Financial Statement Presentation — Going Concern,” the Company’s Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued, as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination by July 3, 2027 (the end of the Combination Period), then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management plans to address this uncertainty by seeking to consummate an initial Business Combination prior to July 3, 2027 and, if necessary, by obtaining Working Capital Loans from the Sponsor, members of the Company’s founding team or any of their affiliates, as described above. However, none of the Sponsor, members of the Company’s founding team or any of their affiliates is obligated to loan the Company funds. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period. There can be no assurance that the Company will be able to obtain Working Capital Loans or to consummate an initial Business Combination by July 3, 2027.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $346,123 and $1,151,773 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, the Company had $72,988,914 and $71,051,271 respectively, held in a trust account in money market mutual funds, which invest only in direct U.S. government treasury obligations.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and warrants by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the ordinary shares. Offering costs allocated to the Public and Placement Units were allocated to temporary equity and shareholders’ equity (deficit), based on the classification of underlying financial instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. As of September 30, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Fair Value of Public Warrants at Issuance	(1,345,500)
Public issuance costs	(1,612,751)
Plus:
Remeasurement of carrying value to redemption value	5,009,522
Ordinary shares subject to possible redemption, December 31, 2025	71,051,271
Plus:
Remeasurement of carrying value to redemption value	1,937,643
Ordinary shares subject to possible redemption, September 30, 2026	$72,988,914

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. For the three and nine months ended September 30, 2026, the Company did not consider the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase Public Shares in the calculation of diluted income per ordinary share, since their inclusion is contingent on a future event. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

	For the three months ended September 30, 2026
	Redeemable Shares	Non-redeemable shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$298,892	$92,375
Denominator:
Basic and diluted weighted average ordinary shares outstanding	6,900,000	2,132,500
Basic and diluted net income per ordinary share	$0.04	$0.04

	For the nine months ended September 30, 2026
	Redeemable Shares	Non-redeemable shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$890,633	$275,257
Denominator:
Basic and diluted weighted average ordinary shares outstanding	6,900,000	2,132,500
Basic and diluted net income per ordinary share	$0.13	$0.13

	For the three months ended September 30, 2025
	Redeemable shares	Non-redeemable shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$292,584	$91,474
Denominator:
Basic and diluted weighted average ordinary shares outstanding	6,603,261	2,078,397
Basic and diluted net income per ordinary share	$0.04	$0.04

	For the nine months ended September 30, 2025
	Redeemable shares	Non-redeemable shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$149,932	$113,806
Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,225,275	1,694,918
Basic and diluted net income per ordinary share	$0.07	$0.07

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

.The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per Founder Share by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the accompanying unaudited condensed statements of operations.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and would have been accounted for as a liability pursuant to ASC 480 if had not been fully exercised at the time of the Initial Public Offering.

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

NOTE 3 - INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on July 3, 2025, the Company sold 6,900,000 Units (including 900,000 Units issued pursuant to the full exercise by the underwriter of its over-allotment option on July 18, 2025) at a purchase price of $10.00 per Unit. Each Unit consisted of one ordinary share and one-half of one redeemable public warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment.

Each Public Warrant becomes exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

NOTE 4 - PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on July 3, 2025 and the underwriter’s over-allotment option exercised in full on July 18, 2025, the Company sold 355,000 and 18,000 Private Placement Units, respectively, at a purchase price of $10.00 per unit. Each Private Placement Unit consists of one ordinary share and one-half of one Private Placement Warrant. Each whole Private Placement Warrant entitles the holder thereof to purchase one ordinary share at a price of $11.50 per share, subject to adjustment. Such Private Placement Units are identical to the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions; the Private Placement Warrants will be non-redeemable and exercisable on a cashless basis and will have certain registration rights. Holders of the Private units have entered into an agreement, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, private shares included in any Private units and Public Shares in connection with (i) the completion of the initial Business Combination and (ii) the implementation by the directors of, following a shareholder vote to approve, an amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the ordinary shares the right to have their shares redeemed or repurchased in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the ordinary shares. The Private units (including any private shares or Private Placement Warrants included in such Private units) will not be transferable or saleable until 30 days after the completion of the initial Business Combination. Certain proceeds from the Private units will be added to the proceeds from the Initial Public Offering to be held in the Trust Account.

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On September 25, 2024, the Sponsor paid cost totaling $25,000 on behalf of the Company, or approximately $0.014 per share in consideration for 1,725,000 ordinary shares, par value $0.0001 per share (the “Founder Shares” or “founder shares”) issued to the Sponsor. Prior to the above issuance, one share was issued to Maples Corporate Services Limited and subsequently surrendered back and cancelled by the Company. The Founder Shares include an aggregate of up to 225,000 shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised, so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. As a result of the full exercise of the over-allotment option by the underwriter at the closing of the Initial Public Offering, the 225,000 Founder Shares are no longer subject to forfeiture.

On July 3, 2025, the Sponsor transferred an aggregate of 51,000 founder shares to the three independent directors of the Company in exchange for their services as independent directors through the Company’s initial Business Combination. The transfer of the founder shares to the holders are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 51,000 founder shares assigned to the holders on July 3, 2025 was $105,570 or $2.07 per share. The shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

The Founder Shares are identical to the ordinary shares included in the units sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the sponsor, officers and directors have entered into a letter agreement with the company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares, private placement shares and public shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of the company’s obligation to allow redemption in connection with an initial business combination or to redeem 100% of the public shares if the company has not consummated an initial business combination within 24 months or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares or private placement shares if the company fails to complete the initial Business Combination within 24 months, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any Founder Shares and private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination.

Promissory Note - Related Party

On October 14, 2024, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the Initial Public Offering. As of September 30, 2026, and December 31, 2025, there were no outstanding balances under the Promissory Note. Borrowings under the note are no longer available.

Administrative Support Services

Commencing on the effective date of the Initial Public Offering on July 3, 2025 and through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company has agreed to pay the Sponsor a total of $25,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company incurred $75,000 and $225,000 under the administrative services agreement, which are included in general and administrative expenses on the accompanying condensed statements of operations, for the three and nine months ended September 30, 2026, respectively, compared to $75,000 for the three and nine months ended September 30, 2025. There were no amounts due to Sponsor at September 30, 2026 and December 31, 2025 respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private units. As of September 30, 2026, and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 900,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts. On July 18, 2025, the underwriter elected to fully exercise its over-allotment option to purchase the Units at a price of $10.00 per Unit.

The underwriter was entitled to a cash underwriting discount of 1% of the gross proceeds of the Initial Public Offering, $690,000 (including the underwriter’s full exercise of the over-allotment), which was paid upon the closing of the Initial Public Offering and the over-allotment option. In addition, the underwriter was entitled to receive 0.5% of the number of Units sold or 34,500 units in the aggregate (the “Representative Units”) with such Units restricted from sale until the closing of the Initial Business Combination and with no rights to the Trust Account. The Representative Units are identical to the Private Placement Units, except that the Representative Units were purchased in a private placement exempt from registration under the Securities Act and will not become freely tradable until after certain conditions are met and the resale of such Representative Units is registered under the Securities Act.

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

NOTE 7 - SHAREHOLDERS’ EQUITY

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares - The Company is authorized to issue 200,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.

As of September 30, 2026, and December 31, 2025, there were 2,132,500 ordinary shares issued and outstanding (excluding the 6,900,000 shares subject to possible redemption at September 30, 2026 and December 31, 2025).

Warrants - As of September 30, 2026, there were 3,653,750 warrants outstanding, including 3,450,000 Public Warrants, 186,500 Private Placement Warrants and 17,250 warrants underlying the Representative Units. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

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

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. See “- Redemption of warrants when the price per ordinary share equals or exceeds $18.00” below.

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

NOTE 8 -FAIR VALUE MEASUREMENTS

The fair value of the Public Warrants on the day of the Initial Public Offering was $1,345,500 or $0.39 per Public Warrant. The fair value of the Public Warrants was determined using Black-Scholes Simulation Model. The Public Warrants have been classified within shareholders’ equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants used in the Level 3 valuation of Public Warrants:

July 3, 2025
Implied ordinary share price	$9.80
Exercise price	$11.50
Simulation term (years)	5
Risk-free rate	3.94%
Selected volatility	30.80%
Calculated value per Warrant	$0.39

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no transfers between levels of fair value hierarchy during the nine months ended September 30, 2026.

September 30, 2026

Description	Quoted Prices in Active Market (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money Market Fund	$72,988,914	$-	$-

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

	September 30, 2026	December 31, 2025
Investments held in Trust Account	$72,988,914	$71,051,271
Cash	$346,123	$1,151,773

	For the three months ended September 30, 2026	For the three months ended September 30, 2025
General and administrative expenses	$276,604	$289,518
Interest income on investments held in Trust Account	$667,871	$673,576

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
General and administrative expenses	$771,753	$409,938
Interest income on investments held in Trust Account	$1,937,643	$673,576

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities during the quarter primarily related to identifying potential targets, maintaining our public-company reporting obligations and pursuing an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on assets held in our Trust Account (defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2026, we had net income of $391,267 and $1,165,890, respectively, which resulted from interest earned on investments held in the Trust Account of $667,871 and $1,937,643, respectively, offset by general and administrative expenses of $276,604 and $771,753, respectively.

For the three and nine months ended September 30, 2025, we had net income of $384,058 and $263,638, respectively, which resulted from interest earned on money market mutual funds held in the Trust Account of $673,576 and $673,576, respectively, offset by general and administrative expenses of $289,518 and $409,938, respectively.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $805,650. Net income of $1,165,890 was affected by interest earned on marketable securities held in the Trust Account of $1,937,643 and changes in operating assets and liabilities, which used $33,897 of cash.

For the nine months ended September 30, 2025, net cash used in operating activities was $417,482. Net income of $263,638 was affected by interest earned on marketable securities held in the Trust Account of $673,576 and changes in operating assets and liabilities, which used $7,544 of cash.

For the nine months ended September 30, 2026, net cash used in investing activities was $0.

For the nine months ended September 30, 2025, net cash used in investing activities was $69,690,000, which was a result of the investment of cash in the Trust Account of $69,690,000.

For the nine months ended September 30, 2026, net cash provided by financing activities was $0.

For the nine months ended September 30, 2025, net cash provided by financing activities was $71,536,487, which was a result of proceeds from the sale of Units (net of underwriting discounts) of $68,310,000, proceeds from the sale of private placement units (net of repayment of the promissory note - related party) of $3,274,634, and proceeds from the sale of representative units of $100, offset by payment of offering costs of $48,247.

As of September 30, 2026, we had marketable securities held in the Trust Account of $72,988,914 consisting of money market mutual funds that invest in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any.

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

As of September 30, 2026, we had cash of $346,123. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Financial Statement Presentation — Going Concern,” the Company’s Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the combination period. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor $25,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

Ordinary Shares Subject to Possible Redemption

In accordance with FASB ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480-10-S99. 6,900,000 ordinary shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial Business Combination and in connection with certain amendments to our amended and restated memorandum and articles of association. Accordingly, at September 30, 2026, 6,900,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of shareholders’ equity on the balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are effected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company did not consider the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase Public Shares in the calculation of diluted income per ordinary share, since their inclusion is contingent on a future event. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

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

Origin Investment Corp I
Date: November 13, 2026
	By:	/s/ Yung-Hsi (“Edward”) Chang
	Name:	Yung-Hsi (“Edward”) Chang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Yung-Hsi (“Edward”) Chang
	Name:	Yung-Hsi (“Edward”) Chang
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

